Form 10-Q
period 1996-03-31
MICRONICS COMPUTERS INC /CA
filed 1996-05-14
CIK 874737

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from       to
                                                    ----     ----

                        Commission file number: 0-19272

                           MICRONICS COMPUTERS, INC.
             (Exact name of registrant as specified in its charter)

  DELAWARE                                                77-013228
  (State or other jurisdiction                         (I.R.S. employer
  of incorporation or organization)                  identification No.)

                               221 WARREN AVENUE
                         FREMONT, CALIFORNIA 94539-7085
                    (Address of principal executive offices)

                                 (510) 651-2300
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  X   Yes     No
                                                ---       ---
  At April 30, 1996 there were 13,865,929 shares of the registrant's common stock outstanding.

  The Exhibit Index is on page 10.

                               Page 1 of 12 pages

                           MICRONICS COMPUTERS, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                     INDEX

PART I: FINANCIAL INFORMATION                                              PAGE
                                                                           ----
        Item 1: Financial Statements

                        Consolidated Balance Sheets at
                        March 31, 1996 and September 30, 1995............   3

                        Consolidated Statements of Income for the three months and six months ended March 31, 1996
                        and March 31, 1995...............................   4

                        Consolidated Statements of Cash Flows for
                        the six months ended March 31, 1996
                        and March 31, 1995...............................   5

                        Notes to Consolidated Financial
                        Statements.......................................   6

        Item 2: Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations....................................   7


PART II:        OTHER INFORMATION

        Item 4: Submission of Matters to a Vote of Security Holders......  10

        Item 6: Exhibits and Reports on Form 8-K.........................  10


SIGNATURES...............................................................  11


EXHIBITS ................................................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1:             FINANCIAL STATEMENTS

                           MICRONICS COMPUTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          MARCH 31,       SEPTEMBER 30,
                                                                                            1996              1995
                                                                                      ---------------     -------------
                                                                                         (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents..............................................              $18,820              $ 4,537
    Short-term investments.................................................                1,517                   51
    Accounts receivable, net...............................................               25,027               36,622
    Inventories............................................................               10,077               27,674
    Income taxes receivable................................................                3,363                4,280
    Deferred income taxes..................................................                7,889                8,080
    Prepaid expenses.......................................................                2,007                2,050
                                                                                         -------              -------
       Total current assets................................................               68,700               83,294

Property and equipment, net................................................                6,226                6,767
Other assets, net..........................................................                2,973                3,193
                                                                                         -------              -------
                                                                                         $77,899              $93,254
                                                                                         =======              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable.......................................................              $11,672              $26,058
    Other accrued liabilities..............................................                5,693                6,946
    Current portion of long-term debt......................................                3,076                2,705
                                                                                         -------              -------
       Total current liabilities...........................................               20,441               35,709

Long-term debt.............................................................                   --                  397
Deferred income taxes......................................................                  580                  594

Stockholders' equity:

    Preferred stock........................................................                   --                   --
    Common stock...........................................................                  138                  137
    Additional paid-in capital.............................................               32,722               32,677
    Retained earnings......................................................               24,018               24,006
    Treasury stock.........................................................                   --                 (262)
    Unrealized loss on investments.........................................                   --                   (4)
                                                                                         -------              -------
       Total stockholders' equity..........................................               56,878               56,554
                                                                                         -------              -------
                                                                                         $77,899              $93,254
                                                                                         =======              =======

          See accompanying notes to consolidated financial statements.

                           MICRONICS COMPUTERS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    MARCH 31,              MARCH 31,
                                                               ------------------      -----------------
                                                               1996          1995      1996         1995
                                                               ----          ----      ----         ----

Net sales.................................................     $40,652    $ 53,578     $100,867   $112,391
Cost of sales.............................................      36,623      47,058       89,321     96,687
                                                               -------    --------     --------   --------
Gross profit..............................................       4,029       6,520       11,546     15,704

Operating expenses:

    Research and development..............................       1,880       1,858        3,704      3,595
    Selling and marketing.................................       1,705       3,150        4,229      6,783
    General and administrative............................       1,690       1,484        3,259      3,111
                                                               -------    --------     --------   --------
       Total operating expenses...........................       5,275       6,492       11,192     13,489
                                                               -------    --------     --------   --------

Income (loss) from operations.............................      (1,246)         28          354      2,215

Interest income...........................................         150          72          234        217
Interest expense..........................................        (110)        (85)        (179)      (167)
Other income (expense), net...............................        (276)         74         (387)        95
                                                               -------    --------     --------    -------

Income (loss) before income taxes.........................      (1,482)         89           22      2,360

Provision (benefit) for income taxes......................        (566)          9            9        873
                                                               -------    --------     --------   --------

Net income (loss).........................................     $  (916)   $     80     $     13   $  1,487
                                                               =======    ========     ========   ========

Net income (loss) per common share........................     $ (0.07)   $    .01     $      0   $    .11
                                                               =======    ========     ========   ========

Common and common equivalent
    shares used in computing per
    share amounts.........................................      13,765      13,716       13,759     13,587
                                                              ========    ========     ========   ========

          See accompanying notes to consolidated financial statements.

                           MICRONICS COMPUTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                             ---------------------
                                                                             1996             1995
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income........................................................  $     13         $  1,487
    Adjustments to reconcile net income to net
       cash provided by (used for) operating
       activities:

       Depreciation and amortization..................................       883            1,126
       Deferred taxes.................................................       177              (33)
       Changes in operating assets and liabilities:

          Accounts receivable.........................................    11,595           (6,859)
          Inventories.................................................    17,597          (13,064)
          Prepaid expenses............................................        43              161
          Accounts payable............................................   (14,386)           5,813
          Other accrued liabilities...................................    (1,253)           2,532
          Income taxes receivable.....................................       917              325
                                                                        --------         --------
    Net cash provided by (used for) operating

       activities.....................................................    15,586           (8,512)
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of short-term investments...............................    (1,476)          (1,000)
    Maturities or sales of short-term investments.....................        14            7,739
    Purchases of property and equipment, net..........................      (142)            (464)
    Deposits and other assets.........................................        20             (180)
                                                                        --------         --------
    Net cash provided(used for)investing
       activities.....................................................    (1,584)           6,095
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of debt principal.......................................       (26)             (59)
    Proceeds from issuance of common stock, net.......................       307              774
    Repurchase of common stock........................................        --             (217)
                                                                        --------         --------
    Net cash provided by financing activities.........................       281              498
                                                                        --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH

    EQUIVALENTS.......................................................    14,283           (1,919)
CASH AND CASH EQUIVALENTS AT BEGINNING

    OF PERIOD.........................................................     4,537            7,876
                                                                        --------         --------
CASH AND CASH EQUIVALENTS AT END OF

    PERIOD............................................................  $ 18,820         $  5,957
                                                                        ========         ========

Cash payments for:

    Income taxes......................................................  $     --         $    581
    Interest..........................................................       138              167


          See accompanying notes to consolidated financial statements.

                           MICRONICS COMPUTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

NOTE   2.  NET INCOME(LOSS)PER COMMON SHARE

       Net Income (Loss) per common share has been computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

NOTE   3.  SHORT-TERM INVESTMENTS

       Short-term investments consist of corporate bonds and U.S. agency securities with original maturities beyond three months and less than twelve months. These investments are carried at amortized cost which approximates fair value.

NOTE   4.  INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                                                MARCH 31,           SEPTEMBER 30,
                                                                  1996                  1995
                                                                ---------           -------------
                                                               (UNAUDITED)
    Raw materials   ...................................        $ 8,110                  $18,626
    Work-in-process ...................................            595                    4,173
    Finished goods  ...................................          1,372                    4,875
                                                               -------                  -------
                                                               $10,077                  $27,674
                                                               =======                  =======

ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

       NET SALES Net sales were $40.7 million for the three months ended March 31, 1996, a decrease of 24% from $53.6 million for the three months ended March 31, 1995. Net sales for the six months ended March 31, 1996 totaled $100.9 million, down 10% from $112.4 million through last year's second quarter. The decrease in the quarter and year to date sales between comparable periods are principally attributable to lower than anticipated orders from the Company's OEM customer base which continued to work through its inventories remaining after the December quarter and significantly lower sales to the U.S. government due to the recent federal budget impasse.

       COST OF SALES/GROSS PROFIT The Company's gross profit as a percentage of net sales was 9.9% and 12.2% for the second quarter of fiscal 1996 and the second quarter of fiscal 1995, respectively. Gross profit margin percentage was 11.4% and 14.0% for the six months ended March 31, 1996 and 1995, respectively. The lower gross margin percentage for both periods are primarily due to the lower revenue with the same level of manufacturing costs.

       OPERATING EXPENSES Operating expenses for the second quarter of fiscal 1996 decreased $1.2 million from the comparable quarter in fiscal 1995 and were $2.3 million lower for the six months ended March 31, 1996 compared to the prior year period. Research and development expenses grew slightly as the Company continued it's investment in developing new technology. Selling and marketing costs were down for the quarter ended March 31, 1996 by $1.4 million as compared to the same quarter in the previous year and down by $2.6 million for the six months ended March 31, 1996 as compared to the same six month period in fiscal 1995. These cost reductions are primarily the result of the nearly completed consolidation of the Micronics and Orchid sales and marketing organizations. General and administrative spending increased slightly for the quarter and six months, as compared to the same periods last year. This increase is due principally to a $215,000 charge related to a settlement with a landlord on a property in the U.K. which had previously been vacated.

       INTEREST AND OTHER INCOME AND EXPENSE Interest income for the quarter ended March 31, 1996 increased $78,000 or 108% compared to the prior year period, and increased $17,000 or 8% for the first half of fiscal 1996 compared to the prior year period due to higher average invested balances. The Company recorded $110,000 and $179,000 of interest expense for the three and six months ended March 31, 1996, respectively, related to long-term debt on real property owned by Orchid. Included in other expense is the amortization of loan fees on the $20 million line of credit and a $200,000 accrual to reflect a writedown to actual sales value of real estate in France which the Company has agreed to sell.

       PROVISION FOR INCOME TAXES The Company's estimated effective tax rate was 41.0% and 36.8% for the six months ended March 31, 1996 and 1995, respectively. The provision for income taxes for each period was computed by applying the estimated fiscal year effective tax rate (net federal and state statutory rate as adjusted for various tax credits and the estimated tax effect of certain permanent items) to income before income taxes for each period.

LIQUIDITY AND CAPITAL RESOURCES:

       Working capital at March 31, 1996 was $48.3 million, up from $47.6 million at September 30, 1995. Cash, cash equivalents and short-term investments increased by $11.3 million during the quarter the result of decreases in accounts receivable and inventory only partially offset by decreases in accounts payable and accrued liabilities. The decrease in inventories was largely attributable to improved inventory management combined with increased emphasis on the liquidation of potentially excess or obsolete inventory. Accounts receivable decreased principally due to the lower sales in the quarter. The decreases in accounts payable and accrued liabilities resulted from the lower levels of net sales and related reduced purchasing activity.

       At March 31, 1996, the Company's principal sources of liquidity included $20.3 million of cash, cash equivalents and short-term interest-bearing financial instruments. The Company also has a $20 million secured line of credit, expiring in September 1997. Borrowings under this line of credit are limited to specific percentages of eligible accounts receivable and are collateralized by a lien on substantially all assets of the Company. Borrowing availability under this line is reduced by outstanding advances and letters of credit. There have been no borrowings under this line of credit during the six months ended March 31, 1996.

       Management believes existing cash, cash equivalents and short-term investments, together with cash generated by operations and the Company's available borrowing capacity, will provide sufficient funds to meet the Company's operating and capital requirements over the next twelve months.

BUSINESS OUTLOOK:

       Except for the historical information contained herein, the matters discussed in this 10Q are forward-looking statements that involve risks and uncertainties, including: the Company's ability to retain existing and win new OEM business; business conditions and growth in the personal computer industry and general economy; change in customer order patterns including timing of delivery; competitive factors, such as acceptance of new products and price pressures; availability of third-party component products at reasonable prices; risk of nonpayment of accounts receivable; risk of inventory obsolescence due to shifts in market demand; meeting product introduction schedules; changes in the mix of system boards and Nucleus products; litigation involving intellectual property and consumer issues and the other risks detailed below and from time to time in the Company's other SEC reports. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties.

       The Company expects sales through the third quarter to be approximately 30 percent below the second quarter. Stiff price competition and a product transition-induced slowdown are expected to result in a substantial decline in shipments to the OEM channel. The Company was informed by its largest OEM customer that, as this customer's business grows, the customer expects to purchase a portion of it's motherboard requirements from other suppliers. At this time, the Company estimates that it will retain approximately two-thirds of this customer's unit purchases of motherboards. For the third quarter, government sales are expected to show improvement. The Company expects revenue from all other channels to be comparable to the second quarter. The Company expects a significant decrease in the third quarter gross margin percentage due to the lower revenue projected above. The Company expects operating expenses for it's third quarter in dollars to be flat as compared to the second quarter. The Company expects the loss from interest and other income to decline for the third quarter as compared to the second quarter.

       The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II - OTHER INFORMATION

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's Annual Meeting of Stockholders was held on February 13, 1996 in Fremont, California. Of the 13,715,031 shares outstanding as of the record date, 12,165,701 shares were present or represented by proxy at the meeting.

The following matters were submitted to a vote of security holders:

(1)      To elect the following to serve as a Director of the Company:

                                                                      Votes For               Votes Abstained
                                                                      ---------               ---------------
         Steven P. Kitrosser                                           9,988,838                 2,176,863
         Shanker Munshani                                             10,033,705                 2,131,996
         William E. Shelander                                         10,031,172                 2,134,529

(2)      To ratify the selection of KPMG Peat Marwick LLP as independent accountants for the Company for the current fiscal year:
         Votes for:                                                  11,879,742
         Votes against:                                                 116,568
         Votes abstaining:                                              169,391

(3) To consider a stockholder recommendation to the Board of Directors of the Company that the Board of Directors take the steps necessary to achieve a sale or cash merger of the Company on terms that will maximize values as promptly as possible:

         Votes for:                                                    3,673,799
         Votes against:                                                3,628,468
         Votes abstaining:                                               119,864
         Broker non-votes:                                             4,743,570

         The stockholder recommendation failed for want of a vote sufficient to pass the proposal. The vote required was a majority of the shares of Common Stock present at the Meeting in person or by proxy (without counting broker non-votes toward the quorum nor the vote required), or at least 3,711,066 shares of the Company's Common Stock. The number of shares represented at the Meeting and voting "FOR" this proposal was 3,673,799.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits.                                             Page Number
                                                                    -----------
       11.01  Computation of Net Income Per Share                       12


       (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Micronics Computers, Inc.
                                                      Registrant

Date:             May 15, 1996                       /s/Robert V. Mahoney
     ------------------------------                  --------------------------
                                                     Robert V. Mahoney
                                                     Duly Authorized Officer and
                                                     Chief Accounting Officer