Form 10-Q
period 1996-06-30
MICRONICS COMPUTERS INC /CA
filed 1996-08-14
CIK 874737

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       or

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from       to
                                        ------  ------

                         Commission file number: 0-19272


                            MICRONICS COMPUTERS, INC.
             (Exact name of registrant as specified in its charter)


 DELAWARE                                                             77-0132288
 (State or other jurisdiction                                   (I.R.S. employer
 of incorporation or organization)                           identification No.)

                                221 WARREN AVENUE
                         FREMONT, CALIFORNIA 94539-7085
                    (Address of principal executive offices)

                                 (510) 651-2300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes     No
                                         -----   -----

 At July 31, 1996 there were 13,865,929 shares of the registrant's common stock outstanding.

The Exhibit Index is on page 10.

                               Page 1 of 12 pages

                            MICRONICS COMPUTERS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


                                      INDEX


PART I:   FINANCIAL INFORMATION                                             PAGE

    Item 1:   Financial Statements

              Consolidated Balance Sheets at
              June 30, 1996 and September 30, 1995 .........................   3

              Consolidated Statements of Operations for the three
              months and nine months ended June 30, 1996
              and June 30, 1995 ............................................   4

              Consolidated Statements of Cash Flows for
              the nine months ended June 30, 1996
              and June 30, 1995 ............................................   5

              Notes to Consolidated Financial
              Statements ...................................................   6

    Item 2:   Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations ................................................   7

PART II:  OTHER INFORMATION

    Item 6:   Exhibits and Reports on Form 8-K .............................  10

SIGNATURES .................................................................  11

EXHIBITS ...................................................................  12

                         PART I - FINANCIAL INFORMATION


ITEM 1:             FINANCIAL STATEMENTS


                            MICRONICS COMPUTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                JUNE 30,    SEPTEMBER 30,
                                                  1996          1995
                                                -------       --------
                                              (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents ...............   $21,669        $ 4,537
    Short-term investments ..................     2,840             51
    Accounts receivable, net ................    20,715         36,622
    Inventories .............................    11,464         27,674
    Income taxes receivable .................     2,272          4,280
    Deferred income taxes ...................     9,195          8,080
    Prepaid expenses ........................     2,534          2,050
                                                -------        -------
       Total current assets .................    70,689         83,294

Property and equipment, net .................     5,502          6,767
Other assets, net ...........................     2,754          3,193
                                                -------        -------
                                                $78,945        $93,254
                                                =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ........................   $14,845        $26,058
    Other accrued liabilities ...............     5,524          6,946
    Current portion of long-term debt .......     2,651          2,705
                                                -------        -------
       Total current liabilities ............    23,020         35,709

Long-term debt ..............................        --            397
Deferred income taxes .......................       635            594

Stockholders' equity:
    Preferred stock .........................        --             --
    Common stock ............................       139            137
    Additional paid-in capital ..............    32,968         32,677
    Retained earnings  ......................    22,110         24,006
    Treasury stock ..........................        --           (262)
    Unrealized gain(loss) on investments ....        73             (4)
                                                -------        -------
       Total stockholders' equity ...........    55,290         56,554
                                                -------        -------
                                                $78,945        $93,254
                                                =======        =======


          See accompanying notes to consolidated financial statements.

                            MICRONICS COMPUTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                        ------------------------         -------------------------
                                                          1996             1995             1996             1995
                                                        -------         --------         --------         --------
Net sales ..........................................    $29,783         $ 53,840         $130,650         $166,231
Cost of sales ......................................     26,086           57,925          115,407          154,612
                                                        -------         --------         --------         --------
Gross profit (loss) ................................      3,697           (4,085)          15,243           11,619

Operating expenses:
    Research and development .......................      1,866            1,805            5,570            5,399
    Selling and marketing ..........................      2,514            3,508            6,743           10,291
    General and administrative .....................      1,492            1,974            4,751            5,086
    Write off of accounts receivable
      from Osborne Computers .......................         --           11,857               --           11,857
                                                        -------         --------         --------         --------
Total Operating Expenses ...........................      5,872           19,144           17,064           32,633
                                                        -------         --------         --------         --------

Loss from operations ...............................     (2,175)         (23,229)          (1,821)         (21,014)

Interest income .....................................       279               59              513              275
Interest expense ...................................        (22)            (140)            (201)            (307)
Other expense, net .................................         --             (128)            (387)             (32)
                                                        -------         --------         --------         --------

Loss before income taxes ...........................     (1,918)         (23,438)          (1,896)         (21,078)
                                                        -------         --------         --------         --------

Benefit from income taxes ..........................         (9)          (8,278)              --            (7,405)
                                                        -------         --------         --------          -------

Net loss ...........................................    $(1,909)        $(15,160)        $ (1,896)         $(13,673)
                                                        -------         --------         --------          -------

Net loss per common share ..........................    $ (0.14)        $  (1.11)        $   0.14)         $ (1.02)
                                                        =======         ========         ========          =======

Common and common equivalent
    shares used in computing per
    share amounts...................................     13,841           13,601           13,786           13,453
                                                        =======         ========         ========          =======

          See accompanying notes to consolidated financial statements.

                            MICRONICS COMPUTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                       JUNE 30,
                                                             -------------------------
                                                                1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................     $ (1,896)       $(13,673)
  Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
    Depreciation and amortization ......................        1,362           1,255
    Deferred taxes .....................................       (1,074)         (3,990)
    Realized loss on investments .......................           --             255
  Changes in operating assets and liabilities:
    Accounts receivable ................................       15,907          (3,166)
    Inventories ........................................       16,210         (14,138)
    Prepaid expenses ...................................         (484)            246
    Accounts payable ...................................      (11,213)         14,651
    Other accrued liabilities ..........................       (1,422)          2,112
    Income taxes receivable ............................        2,008          (3,915)
                                                             --------        --------
Net cash provided by (used for) operating activities ...       19,398         (20,363)
                                                             --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments ..................       (2,726)         (1,000)
  Maturities or sales of short-term investments ........           14           9,343
  Purchases of property and equipment, net .............         (663)            (38)
  Sale of property and equipment, net ..................          566              --
  Deposits and Other assets,net ........................          439            (864)
                                                             --------        --------
Net cash provided by (used for) investing
  activities ...........................................       (2,370)          7,441
                                                             --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings ..................           --           9,000
  Repayment of debt principal ..........................         (451)           (278)
  Proceeds from issuance of common stock, net ..........          555           1,504
  Repurchase of common stock ...........................           --            (262)
                                                             --------        --------
Net cash provided by financing activities ..............          104           9,964
                                                             --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..........................................       17,132          (2,958)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......        4,537           7,876
                                                             --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............     $ 21,669        $  4,918
                                                             ========        ========

Cash payments for:
  Income taxes .........................................     $     --        $    581
  Interest .............................................          205             307


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

NOTE     2.  NET LOSS PER COMMON SHARE

       Net Loss per common share has been computed based on the weighted average number of common and common equivalent shares outstanding.

NOTE     3.  SHORT-TERM INVESTMENTS

       Short-term investments consist of corporate bonds and U.S. agency securities with original maturities beyond three months and less than twelve months. These investments are carried at amortized cost with unrealized gain or loss reflected as a component of stockholder's equity.

NOTE     4.  INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                                  JUNE 30,         SEPTEMBER 30,
                                                    1996               1995
                                                -------------       ----------
                                                 (UNAUDITED)
    Raw materials ...........................     $ 8,552             $18,626
    Work-in-process .........................       1,219               4,173
    Finished goods ..........................       1,693               4,875
                                                  -------             -------
                                                   11,464              27,674
                                                  =======             =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

       Net Sales: Net sales were $29.8 million for the three months ended June 30, 1996, a decrease of 44.7% from $53.8 million for the three months ended June 30, 1995. Net sales for the nine months ended June 30, 1996 totaled $130.6 million, down 21.4% from $166.2 million through last year's third quarter. The decrease in the quarter and year to date sales between comparable periods are principally attributable to lower than anticipated orders from the Company's OEM and distribution customers. The product transition from the Orion and Triton I-based motherboard to the Natoma and Triton II-based products, respectively, resulted in lower sales to the Company's OEM customer base. The lower sales in the distribution channel are primarily due to increased competition.

       Cost of Sales/Gross Profit: The Company's gross profit as a percentage of net sales was 12.4% and (7.6%) for the third quarter of fiscal 1996 and the third quarter of fiscal 1995, respectively. Gross profit margin percentage was 11.7% and 7.0% for the nine months ended June 30, 1996 and 1995, respectively. The improved gross margin for the third quarter and nine months over the same periods in the previous year was primarily due to the recording of lower inventory reserves. The Company has improved its materials management and end-of-life planning allowing the Company to maintain gross margins during this period of intense price pressure and lower sales volume.

       Operating Expenses: Operating expenses for the third quarter of fiscal 1996 decreased $13.3 million from the comparable quarter in fiscal 1995 and were $15.6 million lower for the nine months ended June 30, 1996 compared to the prior year period (which included an $11.9 million accounts receivable write off for Osborne Computers). Research and development expenses were essentially flat for the third quarter and year to date periods of fiscal 1996 as compared to the same periods in fiscal 1995. Selling and marketing costs were down for the quarter ended June 30, 1996 by $1.0 million as compared to the same quarter in the previous year and down by $3.5 million for the nine months ended June 30, 1996 as compared to the same nine month period in fiscal 1995. These reductions are primarily the result of the consolidation of the sales and marketing organizations of Micronics and Orchid Technology. General and administrative expenses were down $482,000 and $335,000 for the third quarter and year to date of fiscal 1996, respectively, as compared to the same periods in fiscal 1995. This lower level of spending is also primarily the result of savings generated by consolidating the Micronics and Orchid Technology general and administrative activities.

       Interest and Other Income and Expense: Interest income for the quarter ended June 30, 1996 increased $220,000 or 373% compared to the prior year period, and increased $238,000 or 87% for the first nine months of fiscal 1996 compared to the prior year period due to higher average invested balances. The Company recorded $22,000 and $201,000 of interest expense for the three and nine months ended June 30, 1996, respectively. This expense is primarily related to the long-term debt on real property owned by the Company. During the third quarter of 1995 the Company had an outstanding balance on its line of credit which accounted for the higher interest expense than has been incurred during 1996 when there have been no borrowings against that line of credit.

       Benefit from Income Taxes: The Company's estimated effective tax benefit rate was 35.1% and 0% for the nine months ended June 30, 1995 and 1996, respectively. The benefit from income taxes for 1995 was computed by applying the estimated fiscal year effective tax benefit rate (net federal and state statutory rate as adjusted for various tax credits and the estimated tax effect of certain permanent items) to loss before income taxes for that period. For the third quarter of fiscal 1996, the Company chose to take a conservative accounting approach and not book a tax benefit resulting from the operating loss.

LIQUIDITY AND CAPITAL RESOURCES:

       Working capital at June 30, 1996 was $47.7 million, effectively unchanged from $47.6 million at September 30, 1995. Cash, cash equivalents and short-term investments increased by $4.2 million during the quarter as the result of decreases in accounts receivable and accrued liabilities. Inventories were down by $16.2 million from September 30, 1995; largely attributable to improved inventory management combined with increased emphasis on the liquidation of potentially excess or obsolete inventory. Accounts receivable decreased principally due to the lower sales in the quarter. The decreases in accounts payable and accrued liabilities resulted from lower sales related reserves and reduced purchasing activity.

       At June 30, 1996, the Company's principal sources of liquidity included $24.5 million of cash, cash equivalents and short-term interest-bearing financial instruments. The Company also has a $20 million secured line of credit, expiring in September 1997. Borrowings under this line of credit are limited to specific percentages of eligible accounts receivable and are collateralized by a lien on substantially all assets of the Company. Borrowing availability under this line is reduced by outstanding advances and letters of credit. There have been no borrowings under this line of credit during the nine months ended June 30, 1996.

       Management believes existing cash, cash equivalents and short-term investments, together with cash generated by operations and the Company's available borrowing capacity, will provide sufficient funds to meet the Company's operating and capital requirements over the next twelve months.

BUSINESS OUTLOOK:

       Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including: the Company's ability to retain existing and win new OEM business; business conditions and growth in the personal computer industry and general economy; changes in customer order patterns including timing of delivery; competitive factors, such as acceptance of new products and price pressures; availability of third-party component products at reasonable prices; risks of nonpayment of accounts receivable; risks of inventory obsolescence due to shifts in market demand; meeting product introduction schedules; changes in the mix of system boards and Nucleus products; litigation involving intellectual property and consumer issues and the other risks detailed below and from time to time in the Company's other SEC reports. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties.

       The Company still expects a strong rebound in its fourth quarter with revenues in the $45-$50 million range. The Company anticipates improvement in shipments to the OEM channel as it believes customers have worked their way through their product transitions. The Company expects revenue from all other channels to improve as compared to the third quarter. The Company expects the fourth quarter gross profit percentage to be lower as compared to the third quarter due to continued pricing pressure. Operating expenses in dollars are expected to be comparable to the third quarter spending level to allow for sales and marketing costs associated with the Orchid 3D product launch.

       The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibit.                                               Page Number

       11.01        Computation of Net Income Per Share                   12


       (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Micronics Computers, Inc.
                                                  ------------------------------
                                                    Registrant




Date:     August     , 1996                       /s/Shanker Munshani
       -------------------------                  ------------------------------
                                                  Shanker Munshani
                                                  Chief Executive Officer and
                                                  Chief Financial Officer