Form 10-K
period 1996-09-30
MICRONICS COMPUTERS INC /CA
filed 1996-12-31
CIK 874737

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

         THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-19272

                      ------------------------------------

                            MICRONICS COMPUTERS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              77-0132288
(State or other jurisdiction                                    (I.R.S. employer
of incorporation or organization)                            identification No.)

                                221 WARREN AVENUE
                         FREMONT, CALIFORNIA 94539-7085
                                 (510) 651-2300
            (Address, including zip code, of registrant's principal
   executive offices and registrant's telephone number, including area code)

                      ------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, par value $.01

                      ------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates as of December 16, 1996 was $33,200,307 based on the closing sale price of such stock on the Nasdaq National Market. At December 16, 1996, there were 13,979,077 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement for its annual meeting of shareholders to be held February 27, 1997 (the "Proxy Statement") are incorporated by reference into Part III hereof.


The Exhibit Index is on page 15.

                               Page 1 of 33 pages

                                      PART I
    ITEM 1.  BUSINESS

             Micronics Computers, Inc. is a supplier of high-quality, advanced system boards for high-performance personal computers sold by original equipment manufacturers ("OEMs"), distributors and value-added resellers ("VARs"). A system board contains the microprocessor (central processing unit or "CPU"), supporting logic circuitry and memory components that form the core of a personal computer. The Company's research and development expertise enables it to introduce new products rapidly in response to technological advances and changing market requirements. This allows the Company's customers to deliver leading-edge products to their markets quickly. The Company's design expertise and manufacturing resources allow it to reduce product costs while maintaining quality, thereby enabling the Company and its customers to compete cost effectively. In addition to its system board products, the Company markets a line of peripherals and its Nucleus family of "barebones" system products. A barebones system includes a case, power supply and system board.

             In August 1994, the Company acquired Orchid Technology ("Orchid") by means of a reverse triangular merger between Orchid and a subsidiary of Micronics formed for the purpose of the acquisition. Orchid designs, manufactures and markets a line of multimedia products including graphics accelerators, 3D graphics cards and wavetable sound cards. Since its acquisition of Orchid, the Company has focused on integrating Orchid's sound, video and graphics technology onto Micronics motherboards. Orchid has continued to develop graphics-oriented products and recently introduced "Righteous 3D." The Company has experienced delays in the completion and introduction of Righteous 3D and commenced shipment in September 1996. Volume shipment of Righteous 3D has not yet materialized and there is no certainty that material volume shipments will occur. The Company believes that further integration of multimedia technologies onto the system board will continue to enhance the Company's core system board business.

             The Company was incorporated in Delaware in April 1993 as a successor to a company previously incorporated in California in November 1986. The Company's executive offices are located at 45365 Northport Loop West, Fremont, California 94539, and its telephone number is (510) 651-2300. Unless the context otherwise requires, "Micronics" and the "Company" refer to Micronics Computers, Inc. and its subsidiaries.

    BACKGROUND

             During the last decade, the personal computer industry has grown rapidly as technological advances and increased functionality, combined with lower pricing, have made personal computers essential tools for business use. An increasingly sophisticated user population is demanding faster, more powerful and highly reliable personal computers with advanced features at lower prices. The industry has responded with dramatic technological advances, with the more widely-accepted advances being adopted as industry "standards".

             By the mid-1980s, the personal computer industry had developed an industry-standard computer built around an Intel Corporation ("Intel") microprocessor, using an MS-DOS (IBM-compatible) operating system and an Industry Standard Architecture ("ISA") 16-bit data bus for controlling the flow of data through the computer.

             During the early 1990s, the PC market underwent a dramatic shift from character-based DOS programs to Graphical User Interfaces (GUIs). These new graphics-intensive operating systems and their applications place a much higher demand on video performance than older DOS programs. Two industry-standard designs emerged in response to the increased video performance requirements. The first design, called VL-Bus, was established by the Video Electronics Standards Association ("VESA") in 1992 and is characterized by an extremely efficient 32-bit wide data path, operating at the CPU's memory bus speed, which dramatically increases data throughput between the CPU and peripheral devices connected to the local bus. The second design, the Peripheral Component Interconnect ("PCI") local bus, developed in 1991, is a high-performance 32- or 64-bit-wide data pathway for communications between the CPU and peripherals. In June of 1992, Intel and several other computer-industry companies, including Micronics, formed the PCI Special Interest Group ("SIG") to develop and promote the PCI specification as an industry standard. The PCI local bus has gained significant market acceptance as the preferred technology for use with the Pentium microprocessor and other high performance CPUs.

             Driven by technological advances and the demands of the market, the market has migrated to systems using higher-performance Intel Pentium and Pentium Pro microprocessors and higher-speed 32-bit data buses. These more


                                    2 of 33
    powerful CPUs are required in order to utilize the full capabilities of new software technology such as the popular Microsoft Windows 95 operating system.

             With the emergence of industry-standard personal computers, an opportunity was created for companies that could deliver reliable, high-quality industry-standard system boards. Personal computer vendors that purchased pre-tested, field-proven "plug-in" system boards from system board manufacturers could avoid the heavy investment of time and resources required to design and manufacture proprietary boards and could focus their resources on marketing and customer support.

             Today, as a result of an increasingly segmented personal computer market and shorter product life cycles, most personal computer manufacturers have turned to third parties to supply all or some of the research, development and manufacturing expertise required to provide the reliable, high-quality, high-performance, price-competitive products that their customers demand.

             Technological advances and increasingly sophisticated computer programs have generated demand for add-on enhancement products which allow the presently installed base and most currently offered personal computers to utilize more fully certain widely-used business and personal software applications. These enhancements provide any combination of faster processing speeds, increased graphics resolution and enhanced sound and video capabilities.

    PRODUCTS

             System Boards. Micronics specializes in the design and manufacture of system boards based on Intel Pentium and Pentium Pro microprocessors. The Company's line of Pentium system boards gives its customers the flexibility of choosing the CPU, clock speed, memory configuration, bus architecture and form factor best suited to their specific needs. Micronics boards are available with a variety of clock speeds for Pentium and Pentium Pro class boards and with optional cache memory (memory reserved exclusively for the CPU) which allows the computer to run more efficiently. The Company's system boards use PCI architectures for high performance, and ISA and Extended Industry Standard Architecture ("EISA") buses for input/output flexibility. In recent years, Micronics system boards have been typically sold without a CPU or Dynamic Random Access Memory (DRAM).

             All of the Company's boards can accommodate multiple peripheral devices and are designed and tested for compatibility with industry-standard software and hardware. All are compatible with the major operating systems and environments, including MS-DOS, OS/2, UNIX, Microsoft Windows 3.1, Windows 95 and NT, and Novell NetWare. The Company's system boards are incorporated in high-end personal computers that are used for a variety of sophisticated end user applications, and segmented into the personal and corporate desktop product line as well as server class product lines.

             Multimedia Products. With the acquisition of Orchid, the Company also offers a line of multimedia products. These products are sold under product names such as Kelvin(TM), Fahrenheit(TM), and Righteous(TM). Orchid develops new and up-coming technology add-in peripheral products before they become standard features on a system board. The two important reasons why the industry accepts these add-in products are firstly, until the standards or features sets are well accepted, this approach of an add-in card is a lower risk approach to building computer systems and, secondly, initially the price points of advanced technical features are high and hence the functions incorporated in these add-in cards are not as widely sold as the general system board. The latest product to be offered by Orchid is the Righteous 3D add-in card. This product brings arcade level 3D graphics functionality to a PC system. A product like this is very attractive to the PC gaming audience, whereas for non gamers, who do not use their PCs to play any kind of PC games, it is not a requirement, and hence the approach of an add-in card lets systems companies and individual users tailor their product to the users requirement. The Company plans to introduce other products in the Righteous 3D family. This is a relatively new market segment, and it is still to be determined if this will be a successful business segment and if the Company can effectively participate in this market segment.

             Nucleus Systems. Nucleus products consist of a system board, power supply and case (either desktop or tower). Nucleus products are Federal Communications Commission ("FCC") Class B certified. Obtaining FCC approval on equivalent products can take as long as three months. Using a Nucleus product with the FCC pre-certification enables a customer to get its system product to market faster. In addition, Nucleus products reduce the time and staffing requirements necessary to source the system board, power supply and case separately. The Company recently announced a Server Technology Division. The goal of this division is to define and provide additional pieces of technology as they relate to Server-class products. The division will expand on the Nucleus product line by offering Server technology and barebone (system board, power supply and case) server products.

                                    3 of 33

    SALES, MARKETING AND CUSTOMER SUPPORT

             The Company markets its products primarily to original equipment manufacturers ("OEMs"), distributors and value-added resellers ("VARs") that assemble complete computer systems for sale to end users, and to certain distributors and VARs that resell the boards to smaller VARs and dealers. In the United States, Micronics sells to OEMs through its own sales force and to distributors and VARs through its own sales force and outside manufacturers' representatives. Internationally, the Company uses its own sales force and works with sales agents and distributors. Orchid principally sells products through regional, national and international distributors, computer dealers and retail chains. Historically, the Company's business has been significantly more affected by technology trends than by seasonality.

             Distribution. Approximately 57%, 51% and 63% of the Company's net sales in 1996, 1995 and 1994, respectively, came from sales to OEMs. An OEM builds computer systems and sells them to end users under its own label. Sales to VARs (including system integrators such as Electronic Data Systems
    (EDS)) and distributors accounted for approximately 35%, 40% and 28% in 1996, 1995 and 1994, respectively, of the Company's net sales. Certain
    VARs use the Company's system boards to build IBM-compatible personal computers that are sold to end users, while other VARs add components to the boards and resell them to other VARs and dealers. VARs generally do not sell products under a proprietary label. Sales to customers other than OEMs, VARs and distributors accounted for the remainder of the Company's net sales in 1996, 1995 and 1994 and include sales through sales agents and to other low-volume customers as well as some retail customers for the period following the acquisition of Orchid through the end of fiscal 1995. Revenue from sales to distributors is subject to agreements allowing limited rights of return and price protection. The Company provides reserves for estimated future returns, exchanges and price protection credits. Actual returns, exchanges and price protection credits have been within management's expectations.

             International Sales. International sales of the Company's products are handled by the Company's direct sales force, sales agents and distributors. Orchid's international sales are handled by a subsidiary in the United Kingdom, as well as through distributors established in other international markets. In 1996, 1995 and 1994, international sales accounted for 18%, 27% and 23%, respectively, of the Company's net sales. See Note 11 of Notes to Consolidated Financial Statements.

             Customers. Sales to OEMs and other large customers subject the Company to concentration risks in its customer base. The Company's three largest customers in 1996, Micron Electronics, Inc. EDS, and IBM combined for approximately 71% of net sales. In 1995 and 1994, three customers combined for approximately 50% and 47% of the Company's net sales, respectively. The Company's largest international customer in 1995, Osborne Computers in Australia, accounted for 11% and 17% of the Company's net sales in 1995 and 1994, respectively. The Company did not have any sales to Osborne in 1996. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales" and Note 9 of Notes to Consolidated Financial Statements.

             Generally, the Company has no long-term contractual arrangements with its OEM, VAR and distributor customers concerning purchases of the Company's products. The Company's customers are in the computer industry, which is subject to rapid technological change, product obsolescence and intense price competition. As customers react to variations in demand for their products and adjust their purchase orders, the Company may be subject to non-cancelable purchase orders with its suppliers and may recognize losses or write downs of inventories due primarily to the specialized nature of certain custom components and declines in market pricing of components. Order fluctuations and deferrals have had an adverse effect on the Company's operation in the past, and there can be no assurance that the Company will not experience such adverse effects in the future. The factors affecting the computer industry in general, or any of the Company's major customers in particular, could have a materially adverse effect on the Company's results of operations.

             Backlog. The Company's customers generally order products on an as-needed basis. Distribution, VAR and retail customers may cancel or reschedule orders with little or no penalty. As a result, the Company believes that its backlog at any particular time is generally not indicative of its future level of sales.

             Marketing. The Company's principal marketing activities include participation in industry trade shows and seminars, limited advertising in selected trade publications, cooperative advertising programs with major distributor customers, public relations activities with the trade and business press, publication of technical articles and distribution of sales literature and product specifications.

             Customer Support. The Company believes that its customer service and technical support distinguish the Company from many other independent system board manufacturers. Major customers are contacted on a regular basis by the Company's sales and support personnel. In addition, the Company provides engineering assistance and helps its


                                    4 of 33
    customers obtain any required certifications from the FCC. The Company also offers extensive user documentation and telephone support to assist its customers in their support of end users. The Company warrants its products against defects in materials and workmanship, generally from one to three years from the date of purchase.

    RESEARCH AND DEVELOPMENT

             The Company believes that its ability to respond quickly to market demands, technological advances and changes in industry standards is critical to its success. Consequently, the Company spends substantial sums on research and development every year and works closely with its customers in establishing its research and development goals. Strong research and development also enables the Company to remain price-competitive in more mature product areas. This flexible development approach has allowed the Company to take advantage of the initial market for new products and technologies and remain price-competitive as product prices decrease over time. During 1996, 1995 and 1994, research and development expenses were $7.4 million, $7.1 million and $6.4 million, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Research and Development."

    MANUFACTURING

             Production. The Company maintains limited in-house manufacturing capabilities to support its engineering and preproduction manufacturing efforts and to provide limited quick-turnaround manufacturing. Prototypes of the Company's products are built in the Company's production facilities in Fremont, California. Volume manufacturing of system boards is performed principally in Taiwan by Orient Semiconductor Electronics Ltd. ("OSE"). The Company believes a short-term material adverse effect on operations would result if the Company were forced to change suppliers for its system boards. The Company also uses other domestic and Taiwan-based manufacturers for all of its graphics, sound and digital video products. The Company's engineering team works closely with the manufacturers to ensure that new products are smoothly transferred into volume production. All of the Company's products are tested after final assembly and before shipment to customers.

             Materials. The major components of the Company's system board products include chipsets, memory components and controller chips. Additionally, a limited amount of system board shipments include on-board CPUs. An inability to obtain sufficient quantities of any of these components at commercially reasonable prices could have a materially adverse effect on the Company's financial condition and results of operations. To date, the Company has not experienced any serious difficulty in procuring a sufficient number of any of these components from available sources. The Company has no guaranteed supply arrangements, and there can be no assurance that components will continue to be available or that prices will remain within an acceptable range. The Company purchases memory components from a variety of sources. There have been occasional shortages in the availability of certain memory components, although these shortages have not had a serious impact on the Company to date. The Company's graphics, sound and digital video products include certain sole source components such as graphic controller chips. There can be no assurance that shortages of such components will not occur in the future which could result in shipping delays for these peripheral products and could have a material adverse effect on the Company's business. The lead times required to procure some components require the Company to order such components based upon estimates of demand rather than on firm orders. These estimates, when materially different than actual orders, increase the risk of accumulating excess and obsolete inventories. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cost of Sales/Gross Profit."

    COMPETITION

             The markets in which the Company competes are intensely competitive. The Company competes with domestic system board manufacturers, including Intel Corporation ("Intel"), and with several overseas manufacturers, the majority of which are based in Taiwan. All of the Company's competitors may have equal or substantially greater financial, technical, manufacturing and marketing resources than the Company. Additionally, the Company's line of multimedia products competes with those from established suppliers of multimedia products such as Creative Technology, Inc. and Diamond Multimedia Systems. In addition, OEMs that are currently the Company's customers may choose to produce system boards in-house. The competitive factors faced by the Company include engineering expertise, product reliability and performance, customer support and access to distribution channels. The Company believes that it currently competes favorably in all of these areas. The increased participation by Intel in the system board market over the past two years has significantly increased the competitive environment in which the Company operates, raising the significance of several competitive factors including price, time-to-market and brand name awareness. There can be no assurance that companies with


                                    5 of 33
    greater financial, technical, manufacturing and marketing resources, including Intel, will not increase competition based upon these factors in the future and that this increased competition will not have further adverse effects on the Company's business.

             The Company faces intense competition from Intel and has seen its customer base eroded by Intel. Many customers prefer purchasing motherboards from Intel in order to attain earlier access to Intel technology as well as to assure availability of products. Intel is the industry's dominant supplier of microprocessors which is the key to the products developed by the Company. In addition, the Company relies very heavily on Intel for its supply of core logic chip-sets. The Company has from time to time faced a shortage of these core logic chip-sets which have put at risk its relationships with its customers. The Company's current customer base is being targeted by Intel and other system board suppliers and there can be no assurance that the Company will be able to retain its customer base.


    PROPRIETARY RIGHTS

             The Company believes that its success depends primarily upon factors such as its responsiveness to customer needs and changing markets, the technological competence and innovative skill of its personnel and its marketing skills, rather than upon patent protection.

             As is common in the industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting intellectual property rights relating to certain of the Company's products and technologies. The Company is aware of several patents issued to third parties that may affect production of its system boards. Licensing of certain patents have been completed at royalty rates acceptable to the Company. However, there can be no assurance that the Company will be able to obtain licenses of any intellectual property rights claimed by third parties in the future with respect to the Company's products or that any such licenses can be obtained on terms favorable to the Company. If the Company is unable to obtain licenses of protected technology, it could be prohibited from marketing products incorporating that technology. The Company could also incur substantial costs in redesigning its products or in defending any legal action taken against it. Should the Company be found to infringe the proprietary rights of others, the Company could be required to pay damages to the infringed party.

             The "Orchid" name and logo have been registered as a trademark in the United States, Australia, Japan, New Zealand and France. Additionally, a number of Orchid's product names have been registered as trademarks in the United States.

             The Company uses the "Micronics" name as a trademark in connection with all of its products. In order to protect its trademark rights, the Company uses trademark notifications and relies on its common law trademark rights and the unfair competition laws in the United States. Since these protections arise from use of a mark, rather than from its registration, the Company generally has not registered its trademarks. The Company is aware of several other companies that use Micronics or similar names as trademarks (some of which are registered). The Company has not received any notice that use of its trademarks infringes the trademark rights of any other company. However, there can be no assurance that the Company will not receive such notices in the future or that it can continue to use its chosen trademarks. An inability to continue using these trademarks could have an adverse effect on the Company's marketing efforts. In addition, if the Company were found to infringe the trademark rights of third parties, it could incur substantial costs in changing its trademarks, defending legal actions brought against it or paying damages to any infringed parties.

    FCC REGULATION

             The FCC has adopted regulations setting radio frequency emission standards for computer equipment. All of the Company's products are designed to enable the computers in which they are used to meet the FCC's Class B requirements.

    EMPLOYEES

             At November 30, 1996, the Company had 229 full-time employees, 52 in research and development, 84 in manufacturing, 53 in sales, marketing and customer support and 40 in administration and finance. The Company's employees are not covered by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. Many of the Company's technical employees are critical to its success. The loss of one or more of these employees could have a materially adverse effect on the Company's operations.

             The Company's management believes that the Company's future will depend, in part, on its ability to attract and retain qualified technical, sales, marketing, and management personnel. Such experienced personnel are in great demand, and the Company must compete for their services with other firms, many of which have greater financial resources than the Company. In addition, the Company has witnessed several companies which from time to time have targeted the Company's employees with very attractive salary and other compensation offers. There can be no assurance that the Company will be able to retain its key employees in the face of such competition for talent. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."


                         6 of 33

    ITEM 2.  PROPERTIES

             The Company's facilities include three buildings in Fremont, California totaling approximately 148,000 square feet. The Company leases two of these buildings, totaling approximately 84,000 square feet, under an operating lease that expires in January 1997. The buildings house the principal operating activities of the Company. The third building, owned by the Company and totaling 64,000 square feet, is only partially occupied by its system integration and RMA departments. Additionally, the Company leases, under operating leases not considered material to the Company, sales and service offices in the United Kingdom and Germany and an office in Taiwan housing certain sales, research and manufacturing support activities. See Note 6 to Consolidated Financial Statements at
    "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

             The Company's space requirement has decreased with the restructuring and reduction in redundant work force announced in August 1996. The Company will not renew its lease and will move in its entirety into its owned building effective January 1, 1997. The new address for Micronics Computers, Inc. and Orchid Technology is 45365 Northport Loop West, Fremont, California 94538-6417. The main telephone and fax numbers are telephone: (510) 651-2300 and fax: (510) 651-5612. All internal telephone numbers will remain the same.

    ITEM 3. LEGAL PROCEEDINGS

             Not applicable.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

    EXECUTIVE OFFICERS OF THE REGISTRANT

             Information concerning executive officers of the Company as of September 30, 1996 who are not also Directors is set forth below:

               NAME                            AGE                             POSITION
    ---------------------------                ---            --------------------------------------------
    David J. Nealon                             57            Senior Vice President, Worldwide Operations
    Wun-Yann Liao                               41            Corporate Vice President

             Mr. Nealon had been Senior Vice President of Worldwide Operations since July, 1996. Previously he was Vice President, Worldwide Operations since October 1993. From March 1993 to October 1993 he served in a non-executive officer capacity as Vice President, U.S. Operations. From January 1992 to January 1993 he served as Vice President, Worldwide Operations for Commodore Computers, Ltd., a computer company. Mr. Nealon has also served as Director of Operations for Librex Computers, Ltd., a notebook computer company, from September 1991 to January 1992, and as Vice President, Far East Operations for Maxtor Corporation, a disk drive company, from January 1987 to April 1991. He has also held various management positions at Shugart Corporation, Memorex and Magnuson Corporation. Mr. Nealon holds an AAS in production management from Rochester Institute of Technology. Mr. Nealon left the Company on November 15, 1996.

             Mr. Liao has been Corporate Vice President since July, 1996. He continues to hold the post of President and CEO of Microniche Information Systems (MIS), a wholly-owned subsidiary. Prior to joining the Company, Mr. Liao worked as Chief Technologist at Arche Technologies, Inc. He has held various other programming-related jobs with companies including National Semiconductor, DSC and American Microsystems, Inc. Mr. Liao holds a BS in electrical engineering from National Taiwan University and an MS in computer science from the University of California, Santa Barbara.

                                    7 of 33

                                     PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

             The Company's common stock is traded on the Nasdaq National Market under the symbol MCRN. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's common stock as reported by Nasdaq.

                                                        High          Low
                                                       ------        ------

    October 1          -    December 31, 1994           5 1/8        3 3/4
    January 1          -    March 31, 1995              5 7/8        4 1/2
    April 1            -    June 30, 1995               5 5/8        4 1/8
    July 1             -    September 30, 1995          5 1/8        3 5/8
    October 1          -    December 31, 1995           4 7/8        3 1/4
    January 1          -    March 31, 1996              4 1/4        2 1/2
    April 1            -    June 30, 1996               3 3/8        2 1/2
    July 1             -    September 30, 1996          3            1 7/8

             The approximate number of record holders of the Company's Common Stock at December 16, 1996 was 386, which does not include those who hold in street or nominee name.

             Micronics has never paid any cash dividends. In addition, the Company's line of credit agreement prohibits the payment of cash dividends without the lender's consent. The Company currently plans to retain earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

                                    8 of 33

    ITEM 6.  SELECTED FINANCIAL DATA

             The following table summarizes selected consolidated financial information for each of the five years ended September 30, 1996. This information should be read in connection with those consolidated financial statements and notes thereto.

     STATEMENTS OF OPERATIONS:

                                                                           YEAR ENDED SEPTEMBER 30,
                                                   -----------------------------------------------------------------------
                                                      1996            1995           1994            1993        1992
                                                   -----------    -----------     -----------    -----------   -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net sales..............................       $   171,245    $   234,077     $   163,635    $   182,213   $   155,030
     Cost of sales..........................           152,069        214,492         142,544        148,109       124,192
                                                   -----------    -----------     -----------    -----------   -----------
     Gross profit...........................            19,176         19,585          21,091         34,104        30,838
     Operating expenses:
         Research and development...........             7,391          7,147           6,378          6,410         6,801
         Selling and marketing..............             9,073         12,953           8,320          7,365         7,770
         General and administrative.........             6,430          7,098           4,169          4,805         4,352
         Write off of long-lived assets.....             1,673             --              --             --            --
         Write off of accounts receivable
              from Osborne Computers........                --         11,857              --             --            --
                                                   -----------    -----------     -----------    -----------    ----------
              Total operating expenses......            24,567         39,055          18,867         18,580        18,923
                                                   -----------    -----------     -----------    -----------   -----------
     Income (loss) from operations..........            (5,391)       (19,470)          2,224         15,524        11,915
     Interest income........................               745            372             606            811           897
     Interest expense.......................              (247)          (776)            (39)            (6)          (47)
     Other income (expense), net............              (486)          (183)            815           (163)         (156)
                                                   -----------    -----------     -----------    -----------    ----------
     Income (loss) before income taxes......            (5,379)       (20,057)          3,606         16,166        12,609
     Provision (benefit) for income taxes...             7,909         (7,221)          1,280          6,053         4,439
                                                   -----------     ----------     -----------    -----------   -----------
     Net income (loss)......................       $   (13,288)    $  (12,836)    $     2,326    $    10,113   $     8,170
                                                   ===========     ==========     ===========    ===========   ===========
     Net income (loss) per common share.....       $      (.96)    $     (.95)    $       .20    $       .90   $       .74
                                                   ===========     ==========     ===========    ===========   ===========
     Common and common equivalent
         shares used in computing per
         share amounts......................            13,805         13,513          11,886         11,297        11,022
                                                   ===========    ===========     ===========    ===========   ===========


     BALANCE SHEET DATA:

                                                                                 SEPTEMBER 30,
                                                   -----------------------------------------------------------------------
                                                      1996            1995           1994            1993           1992
                                                   -----------    -----------     -----------    -----------   -----------
                                                                                (IN THOUSANDS)
     Cash, cash equivalents and
         short-term investments.............       $    21,441    $     4,588     $    20,496    $    23,655   $    26,829
     Working capital........................            37,767         47,585          61,558         55,349        42,857
     Total assets...........................            61,827         93,254          93,740         76,574        56,415
     Long-term debt.........................                --            397           3,264             --            --
     Stockholders' equity...................            43,888         56,554          67,933         57,595        45,454

                                    9 of 33

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

           Any statements contained in this herein that are forward-looking involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the Company's ability to retain existing and win new OEM business; business conditions and growth in the personal computer industry and general economy; change in customer order patterns including timing of delivery; competitive factors, such as acceptance of new products and price pressures; availability of third-party component products at reasonable prices; risk of nonpayment of accounts receivable; risk of inventory obsolescence due to shifts in market demand; meeting product introduction schedules; changes in the mix of system boards and Nucleus products; litigation involving intellectual property and consumer issues; and other factors listed from time-to-time in the Company's SEC reports.

           The percentage of net sales represented by certain line items in the Company's consolidated statements of operations for the periods indicated, and the percentage change in those line items from the prior period, are shown below.


                  PERCENTAGE OF NET SALES                                                           PERCENT INCREASE,
                 YEAR ENDED SEPTEMBER 30,                                                              (DECREASE)
       -------------------------------------------                                             -------------------------
            1996           1995           1994                                                   1996             1995
       ------------   -------------   ------------                                             ---------       ---------

             100.0%         100.0%          100.0%    Net sales                                   (27)%            43%
              88.8           91.6            87.1     Cost of sales                               (29)             50
       -----------    -----------     -----------
              11.2            8.4            12.9     Gross profit                                 (2)             (7)
                                                      Operating expenses:
               4.3            3.1             3.9         Research and development                  3              12
               5.3            5.5             5.1         Selling and marketing                   (30)             56
               3.8            3.0             2.5         General and administrative               (9)             70
               1.0             --              --         Write off of long-lived assets            *               *
                                                          Write off of accounts receivable
                --            5.1              --             from Osborne Computers                *               *
       -----------    -----------     -----------
              (3.2)          (8.3)            1.4     Income (loss) from operations               (72)              *
                --           (0.3)            0.8     Interest and other, net                       *               *
       -----------    -----------     -----------
              (3.2)          (8.6)            2.2     Income (loss) before income taxes           (73)              *
               4.6           (3.1)            0.8     Provision (benefit) for income taxes          *               *
       -----------    -----------     -----------
              (7.8)%         (5.5)%           1.4%    Net income (loss)                            (4)%             *
       ===========    ===========     ===========

       * Period-to-period change expressed as a percentage is not meaningful


     NET SALES

           Net sales decreased 26.8% from 1995 to 1996, primarily the result of slightly lower unit shipments combined with a decrease in average selling price (ASP). The decrease in ASP was the result of intense price pressure and maturation of the Pentium product. In addition, the Company experienced a shift in sales from the higher ASP Government channel, into which the higher priced Nucleus system is shipped, to the lower ASP OEM channel, into which only system boards are shipped.



           The increase in net sales of 43.0% from 1994 to 1995 was the result of higher volume shipments of nucleus systems, mostly to EDS, which had higher ASP than just the system board; higher ASP's on system boards as the Company's customers moved from 486-based to Pentium-based products; more than $10 million in sales of excess and obsolete product and twelve month's of sales of graphics accelerators, digital video adapters and sound cards by the Company's wholly owned subsidiary, Orchid Technology ("Orchid"), which was acquired in August 1994.

           The Company attempts to minimize sales price erosion by continually shifting its product mix to newer products based upon more powerful microprocessors, higher clock speeds, faster bus architectures and other advanced features for which the Company can often realize higher prices. Future revenue will depend on the level of sales to existing major


                                    10 of 33
     customers, the ability to sign on new customers, the mix of products developed and sold by the Company and the Company's ability to maintain unit prices despite competitive pressures.

           Over the past year the Company has noted a shift in the business model of government contracts as well as lower government spending such as those experienced due to government shut downs this year. This has had a negative impact on sales from the government channel. There can be no assurance that the Company will be able to participate effectively in this channel in the future.

           The Company's customers are in the computer industry, which is subject to rapid technological change, product obsolescence and intense price competition. The factors affecting the computer industry in general, and the Company's major customers in particular, could have a materially adverse effect on the Company's results of operations.


     COST OF SALES/GROSS PROFIT

           The Company's gross profit as a percentage of net sales was 11.2% for 1996, 8.4% for 1995 and 12.9% for 1994. The increase in gross margin percentage from the 1995 level was the result of reduced costs, such as reserves against excess/obsolete inventory and direct labor, associated with more efficiently procuring, managing and disposing of inventory. These savings were partially offset by lower cost-of-market inventory writedowns primarily related to price erosion in the memory component marketplace. The lower gross margin in 1995, as compared to 1994, is principally due to the effect of reducing high levels of inventory accumulated during the year. The Company provided $9.1 million in additional inventory reserves to recognize the costs of disposing of excess/obsolete inventories. Additionally, intense price competition contributed to lower margins in 1995.


     RESEARCH AND DEVELOPMENT

           The Company continues to invest in new product development efforts based on the latest technologies which are essential to maintaining a strong product offering . Research and development spending totaled $7.4 million for 1996 (4.3% of net sales), $7.1 million for 1995 (3.1% of net sales) and $6.4 million for 1994 (3.9% of net sales). The increase in spending during 1996 as compared to 1995 is primarily due to higher employee costs. Spending in 1995 was essentially flat as compared to 1994, after the increased incremental costs of Orchid research and development are excluded. The Company expects to spend approximately the same amount during fiscal year 1997 as it did in 1996 on research and development activities.

           Many of the Company's technical employees are critical to its success. The loss of one or more of these employees could have a materially adverse effect on the Company's operations. The demand for key technical employees in the industry and especially in the Silicon Valley has become very intense. Companies have been luring away key employees with very attractive offers. The Company has lost, from time to time, some of its talent to this intense competition, and there can be no assurance that the Company will be able to hire and retain its key talent on the face of such intense competition.

     SELLING AND MARKETING

           Fiscal year 1996 selling and marketing costs decreased $3.9 million to $9.1 million (5.3% of sales) from the 1995 spending of $13.0 million (5.5% of sales) primarily the result of consolidating the Micronics and Orchid sales and marketing activities, including eliminating two European sales offices. In 1995 selling and marketing spending increased to $13.0 million from $8.3 million in 1994 (5.1% of sales) due principally to higher selling costs associated with Orchid's retail and distributor channel sales and foreign sales offices.

           The Company has had several personnel changes in its sales and marketing organization over the course of the year. Some of these changes have been due to attrition and some due to restructuring. The Company tries to find the best talent available; however, new employees have a ramp-up time to understand and learn the Company's products and channels, in addition to time required to build customer relationships. These changes could have a negative impact on the Company's sales. The Company's retail and distribution team for the Americas and the international sales team underwent almost a complete change during the last 3 months. This team will require time to establish contacts and build the sales channel. The Company expects to spend approximately the same amount during fiscal year 1997 as it did in 1996 on sales and marketing activities.


     GENERAL AND ADMINISTRATIVE

           General and administrative spending was $6.4 million, $7.1 million and $4.2 million for fiscal years 1996, 1995 and 1994, respectively. The lower spending in 1996 is the result of a return to more normal spending levels than the Company had in 1995 when expenditures for legal and professional services were approximately $400,000 higher than normal, the result of activities associated with the Osborne Computers bankruptcy filing, and a $200,000 increase in the Company's cost of directors and officers insurance. The higher spending in 1995 of $7.1 million as compared to the 1994


                                    11 of 33
    costs of $4.2 million includes those costs discussed immediately above and an incremental increase attributable to Orchid of approximately $1.8 million including $364,000 of goodwill amortization.

           The Company operated for several months of the year without a permanent Chief Financial Officer (CFO) and is currently without a controller. The Company has extended an offer to a new CFO and the CFO has accepted the offer and expects to commence employment in January 1997. This CFO is expected to assume the responsibilities of the controller, as well, in the short term. There can be no assurance that qualified personnel will be available in the short or long term. The gaps between loss of personnel and the hiring of replacement personnel could have a material impact on the operation of the Company. The Company expects to spend approximately the same amount during fiscal year 1997 as it did in 1996 on general and administrative activities.

    WRITE DOWN OF LONG-LIVED ASSET

           In August 1994, the Company acquired its wholly owned subsidiary Orchid Technology. The acquisition was accounted for using the purchase method which resulted in the Company recognizing approximately $2.4 million in goodwill. In the fourth quarter of fiscal 1996 and as a part of the Company's annual planning process, the Company assessed the future recoverability of the remaining $1.7 million of goodwill. The Company originally planned to release Righteous 3D in the first or second quarters of fiscal 1996. The Company experienced delays in the completion and introduction of Righteous 3D and commenced shipment of this product in the fourth quarter of fiscal 1996. The Company has not experienced to date the level of sales expected by management on Righteous 3D. Based upon the risks associated with changes in the marketplace which include intense pricing pressure associated with Orchid's multimedia products, frequent changes in technology and the cost of penetrating the retail sales channel, the Company determined that the realizability of the remaining goodwill was uncertain and had become impaired. Accordingly, the Company wrote off the $1.7 million remaining balance.


    WRITE OFF OF ACCOUNTS RECEIVABLE FROM OSBORNE COMPUTERS

           In June 1995, Osborne Computers in Australia (Osborne), one of the Company's then largest customers, entered a voluntary administration, the Australian equivalent of a Chapter 11 bankruptcy filing in the United States. In August 1995, the Australian administrator approved the terms of the acquisition of the business and assets of Osborne by Gateway 2000, Inc., a U.S. personal computer manufacturer. This acquisition resulted in 80 percent ownership in the new company, Osborne Gateway 2000 Pty. Ltd., ("Osborne, Australia") by Gateway 2000 and 20 percent ownership by Micronics subject to a right to repurchase held by Gateway 2000 at a specified price. As a result of the administration and the Company's agreement with Gateway 2000, the Company wrote off $11.9 million of accounts receivable from Osborne in the quarter ended June 30, 1995. The Company sold its interest in Osborne Australia to Gateway 2000 in November 1996 for $794,000.

    INTEREST AND OTHER, NET

           Interest income was $745,000, $372,000 and $606,000 in 1996, 1995 and
    1994, respectively. The increase from 1995 to 1996 and the decrease from 1994 to 1995 were both the result of much lower average invested funds during 1995. The Company expects future interest income to decline as it uses cash to fund operations.

           Interest expense was $247,000, $776,000 and $39,000 in 1996, 1995,
    1994, respectively. The lower cost in 1996 is the result of no borrowing on the Company's line of credit during 1996 and full repayment of the mortgage which was secured by a building acquired as part of the Orchid acquisition. The Company is currently working on refinancing this building. See Notes 4 and 5 to the Consolidated Financial Statements. The 1995 spending includes a full year's interest on notes payable described above and interest on utilization of the Company's line of credit. During 1995 the Company drew up to $9 million on its line of credit over a period of approximately five months. Future levels of interest expense are likely to increase to the extent the Company utilizes all or a portion of its line of credit or refinances its owned building.

           Other expense in 1996 of $486,000 is primarily the amortization of deferred financing costs and other financing costs associated with acquiring and maintaining the Company's line of credit along with foreign currency exchange losses. Other expense in 1995 of $183,000 is principally foreign currency exchange losses. Other income in 1994 of $815,000 includes a gain of $840,000 on the disposal of substantially all of the Company's minority equity interest in Orient Semiconductor Electronics Ltd., a Taiwan based manufacturer and the Company's principal volume supplier.


    PROVISION (BENEFIT) FOR INCOME TAXES

           In 1996 the Company recorded tax expense of $7.9 million related principally to an increase in the valuation allowance associated with deferred tax assets due to continued operating losses and the uncertainty of the realization of such assets. In 1995 the Company recognized a tax benefit of $7.2 million or a 36.0% effective tax rate due to operating losses compared to an effective tax rate of 35.5% in 1994. The effective rate increased from 1994 to 1995 due to a decrease in permanent differences between tax and book income as a percentage of pretax income in 1995, primarily


                                    12 of 33
    primarily resulting from tax-exempt interest income and an increase in the rate expected to be realized for stated purposes on the Company's deferred tax assets from 7.5% to 8.0%. These increases were only partially offset by decreases in the effective rate attributable to recording a partial valuation allowance and deferred tax assets and a lower rate realized on net operating loss carrybacks. See Note 10 to the Consolidated Financial Statements.


    LIQUIDITY AND CAPITAL RESOURCES

             Working capital at September 30, 1996 was $37.8 million, down from $47.6 million and $61.8 million at the end of fiscal 1995 and 1994, respectively. Cash, cash equivalents and short-term investments of $21.4 million increased by $16.8 million from $4.6 million at the end of 1995 due to decreases in accounts receivable of $15.7 million, inventory of $17.8 million, income taxes receivable of $4.3 million only partially offset by net losses of $13.3 million and decreases in accounts payable of $14.5 million and current and long-term debt of $3.1 million. During the year, the Company paid off its long-term debt which consisted of notes payable, secured by real property, assumed by the Company in the Orchid acquisition. See Note 4 to the Consolidated Financial Statements.

             At September 30, 1996, the Company's principal sources of liquidity included $21.4 million of cash, cash equivalents and short-term interest-bearing financial instruments. The Company also has a $20 million secured line of credit, limited to specified percentages of eligible accounts receivable. Availability of the line of credit may be reduced to the extent that sales levels and resulting accounts receivables decline. As of September 30, 1996, the Company had no borrowings under this line. The line expires in September 1997 and is subject to certain covenants pertaining to tangible net worth, working capital and other financial ratios and prohibits, among other things, the payment of dividends without the lender's prior consent. These covenants may have a material adverse effect on the Company to the extent it cannot comply with such covenants. See Note 5 to the Consolidated Financial Statements.

             Management believes existing cash, cash equivalents and short-term investments, together with cash expected to be generated by operations, if any, and available borrowing capacity, will provide sufficient funds to meet the Company's operating and capital requirements over the next 12 months.


    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The index to the Company's Financial Statements and Schedule, and the report of the independent auditor appears in Part IV of this Form 10-K. The supplemental financial information required by Item 302 of Regulation S-K is included in Note 12 of Notes to Consolidated Financial Statements which appear in Part IV of this Form 10-K.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                    PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Information regarding directors appearing under the captions "Proposal No. 1-Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the Proxy Statement are incorporated by reference.

             Information regarding executive officers is presented in Part I, above, under the caption "Executive Officers of the Registrant."

    ITEM 11. EXECUTIVE COMPENSATION

             The information required by this item is incorporated by reference from the sections captioned "Executive Compensation", "Report of the Compensation Committee" and "Comparison of Stockholder Return" contained in the Proxy Statement.

                                    13 of 33

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

             The information required by this item is incorporated by reference from the sections captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information required by this item is incorporated by reference from the section captioned "Certain Transactions" contained in the Proxy Statement.



                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

             (a)(1)  Financial Statements

             The following financial statements of the Registrant are filed as part of this report:

                                                                                                                   Page

    Report of Independent Auditors........................................................................           19

    Consolidated Balance Sheets as of September 30, 1996 and September 30, 1995...........................           20

    Consolidated Statements of Operations for the years ended September 30, 1996, September 30, 1995
             and September 30, 1994.......................................................................           21

    Consolidated Statements of Stockholders' Equity for the years ended September 30, 1996,
             September 30, 1995 and September 30, 1994....................................................           22

    Consolidated Statements of Cash Flows for the years ended September 30, 1996, September 30, 1995
             and September 30, 1994.......................................................................           23

    Notes to Consolidated Financial Statements............................................................           24

                      (a) (2) Financial Statement Schedules

             The following financial statement schedule of the Registrant is filed as part of this report:

    Schedule II      --    Valuation and Qualifying Accounts..............................................           33


             All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.


                                    14 of 33

                      (a) (3) Exhibits

                                INDEX TO EXHIBITS

                                                                                                          Sequential
   Exhibits                                                                                               Page Number
   --------                                                                                               -----------

      2.01            Agreement and Plan of Merger between Micronics Computers, Inc.
                      (a California corporation) and Micronics Computers, Inc.
                      (a Delaware corporation)                                                                      (I)

      2.02            Agreement and Plan of Reorganization among Micronics Computers, Inc.,
                      (a Delaware corporation), MCI Orchid, (a California corporation)
                      and Orchid Technology (a California corporation) dated as of
                      June 12, 1994, as amended June 21, 1994                                                       (H)

      2.03            Amendment to Agreement and Plan of Reorganization dated as
                      of August 1, 1994                                                                             (H)

      2.04            Letter Agreement dated August 8, 1994 among Micronics Computers, Inc.,
                      MCI Orchid and Orchid Technology                                                              (H)

      2.05            Agreement of Merger of MCI Orchid with and into Orchid
                      Technology dated August 19, 1994 together with
                      Certificates of Approval of
                      Agreement of Merger by MCI Orchid and Orchid Technology                                       (H)

      3.01            Certificate of Incorporation                                                                  (I)

      3.02            Bylaws                                                                                        (I)

      4.01            Escrow Agreement dated as of August 19, 1994 among Micronics
                      Computers, Inc., Orchid Technology, Le Nhon Bui, as representative of the Holders of Orchid and University Bank & Trust Company,
                      as escrow agent                                                                               (H)

      4.02            Registration Rights Agreement dated as of August 19, 1994 among
                      Micronics Computers, Inc., Le Nhon Bui and Wearnes Technology
                      (Private) Limited.                                                                            (H)

     10.01*           1989 Stock Option Plan, as amended to date                                                    (N)

     10.02*           Form of Non-Qualified Stock Option Agreement for options granted prior
                      to January 1, 1990                                                                            (L)

     10.03*           Employee Stock Purchase Plan as amended to date                                               (B)

     10.04*           Cash Bonus Plan, as adopted February 12, 1993                                                 (J)

     10.05*           Profit Sharing Plan, as adopted February 12, 1993                                             (J)

     10.06            Standard Triple Net Industrial Lease dated May 2, 1993, between Paulson
                      Investments and the Registrant                                                                (K)

                                    15 of 33

     10.07*           Form of Indemnification Agreement entered into by the
                      Registrant with each of its current directors and
                      executive officers                                                                            (J)

     10.08*           1992 Directors Stock Option Plan and related documents                                        (M)

     10.09*           Employment Agreement, dated February 10, 1995, between
                      the Registrant and Steven P. Kitrosser                                                        (E)

     10.10            Credit Agreement, dated March 8, 1995, by and between the Registrant
                      and Union Bank                                                                                (E)

     10.11            Amendment to Credit Agreement, dated June 30, 1995, by and
                      between the Registrant and Union Bank                                                         (F)

     10.12            Loan and Security Agreement, among Micronics Computers, Inc.,
                      Orchid Technology, and Foothill Capital Corporation,
                      dated as of September 5, 1995                                                                 (G)

     10.13            Security Agreement between Foothill Capital Corporation and Microniche
                      Information Systems, Inc., dated as of September 5, 1995                                      (G)

     10.14            General Continuing Guaranty by Microniche Information Systems, Inc.,
                      in favor of Foothill Capital Corporation dated as of September 5, 1995                        (G)

     10.15            Lockbox Operating Procedural Agreement among Union Bank, Orchid
                      Technology and Foothill Capital Corporation, dated as of August 31, 1995                      (G)

     10.16*           Consulting Agreement, dated September 25, 1995, between the Registrant and
                      Steven P. Kitrosser                                                                           (D)

     10.17**          Shareholder Agreement between Micronics Computers Inc., (a Delaware corporation), and Gateway 2000, Inc. (a Delaware corporation) dated as of July 27, 1995, as
                      amended by letter agreement dated August 2, 1995.                                             (C)

     10.18**          Letter agreement dated August 2, 1995 between Micronics Computers, Inc. and
                      Gateway 2000, Inc. as amended by letter agreement dated September 27, 1995.                   (C)

     11.01            Computation of Net Income (Loss) Per Share                                                    (A)

     23.01            Consent of KPMG Peat Marwick LLP                                                              (A)

     27.10            Financial Data Schedule                                                                       (A)

     99.01*           Employment and Noncompetition Agreement made on June 12, 1994 and effective on August 19, 1994 among Micronics Computers, Inc.,
                      Orchid Technology and Le Nhon Bui                                                             (B)

     99.02*           Proprietary Rights and Confidentiality Agreement dated June 12, 1994
                      between Micronics Computers, Inc. and Le Nhon Bui                                             (B)

------------------

(A)    Filed herewith.

(B) Filed as an Exhibit to Form S-8 Registration Statement (File No. 33-89588) and incorporated herein by reference.

(C) Filed as an Exhibit to Form 10-Q Quarterly Report for the quarter ended December 31, 1995 and incorporated herein by reference.

(D) Filed as an Exhibit to Form 10-K Annual Report for the year ended September 30, 1995 and incorporated herein by reference.

(E) Filed as an Exhibit to Form 10-Q Quarterly Report for the quarter ended March 31, 1995 and incorporated herein by reference.

(F) Filed as an Exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1995 and incorporated herein by reference.

(G) Filed as an Exhibit to Form 8-K as filed with the Securities and Exchange Commission on September 27, 1995.

                                    16 of 33

(H) Filed as an Exhibit to Form 8-K as filed with the Securities and Exchange Commission on August 29, 1994.

(I) Filed as an Exhibit to Form 8-K as filed with the Securities and Exchange Commission on August 12, 1993.

(J) Filed as an Exhibit to Form 10-K Annual Report for the year ended September 30, 1993 and incorporated herein by reference.

(K) Filed as an Exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1993 and incorporated herein by reference.

(L) Filed as an Exhibit to Form S-1 Registration Statement (File No. 33-40388) and incorporated herein by reference.

(M) Filed as an Exhibit to Form S-8 Registration Statement (File No. 33-47885, as amended) and incorporated herein by reference.

(N) Filed as an Exhibit to Form S-8 Registration Statement (File No. 33-67468) and incorporated herein by reference.

  * Indicates an agreement between the registrant and a member of the registrant's management or an employee benefit plan.

 ** Confidential treatment has been granted with respect to portions of this document.



             (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                    17 of 33

                                POWER OF ATTORNEY


             KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Shanker Munshani, his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intent and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             Micronics Computers, Inc.


             By: /s/ SHANKER MUNSHANI                                                   Date: December 28, 1996
                -------------------------------------                                         -----------------
                  Shanker Munshani, Chief
                  Executive Officer and
                  Chief Financial Officer

             Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                                     TITLE                                      DATE
----                                                     -----                                      ----

PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL FINANCIAL
OFFICER AND PRINCIPAL ACCOUNTING OFFICER:


/s/ SHANKER MUNSHANI                              Chief Executive Officer and                    12/28/96
-------------------------                         Chief Financial Officer
Shanker Munshani

DIRECTORS:


/s/ STEVEN P. KITROSSER                            Director                                       12/28/96
-------------------------
Steven P. Kitrosser


/s/ WILLIAM SHELANDER                              Director                                       12/28/96
-------------------------
William Shelander


/s/ SHANKER MUNSHANI                               Director                                       12/28/96
-------------------------
Shanker Munshani

                                    18 of 33

                         Report of Independent Auditors


    The Board of Directors and Stockholders
    Micronics Computers, Inc.:

    We have audited the accompanying consolidated balance sheets of Micronics Computers, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micronics Computers, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                       /s/ KPMG PEAT MARWICK LLP

    San Jose, California
    December 12, 1996

                                    19 of 33

                            MICRONICS COMPUTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                               SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                           1996             1995
                                                                                      -------------     -------------
                                                            ASSETS

    Current assets:
        Cash and cash equivalents...............................................      $      18,253     $       4,537
        Short-term investments..................................................              3,188                51
        Accounts receivable, net of allowance for doubtful
           accounts ($313 in 1996 and $667 in 1995).............................             20,949            36,622
        Inventories.............................................................              9,836            27,674
        Income taxes receivable.................................................                 --             4,280
        Deferred income taxes...................................................                 --             8,080
        Prepaid expenses and other assets.......................................              3,480             2,050
                                                                                      -------------     -------------
           Total current assets.................................................             55,706            83,294

    Property and equipment, net.................................................              5,298             6,767
    Other assets................................................................                823             3,193
                                                                                      -------------     -------------
                                                                                      $      61,827     $      93,254
                                                                                      =============     =============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable........................................................      $      11,587     $      26,058
        Other accrued liabilities...............................................              6,352             6,946
        Current portion of long-term debt.......................................                 --             2,705
                                                                                      -------------     -------------
           Total current liabilities............................................             17,939            35,709

    Long-term debt..............................................................                 --               397
    Deferred income taxes.......................................................                 --               594

    Commitments and contingencies

    Stockholders' equity:
        Preferred stock, $.01 par value; 5,000 shares
           authorized, none outstanding.........................................                 --               --
        Common stock, $.01 par value; 30,000 shares authorized, 13,866 and 13,672 shares outstanding at September 30, 1996
           and 1995, respectively...............................................                139               137
        Additional paid-in capital..............................................             32,968            32,677
        Retained earnings.......................................................             10,718            24,006
        Treasury stock..........................................................                 --              (262)
        Unrealized gain(loss) on investments....................................                 63                (4)
                                                                                      -------------     -------------
           Total stockholders' equity...........................................             43,888            56,554
                                                                                      -------------     -------------
                                                                                      $      61,827     $      93,254
                                                                                      =============     =============

          See accompanying notes to consolidated financial statements.

                                    20 of 33

                            MICRONICS COMPUTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                       ------------------------------------------------
                                                                           1996              1995             1994
                                                                       -------------    -------------     -------------

    Net sales ............................................             $     171,245    $     234,077     $     163,635
    Cost of sales.........................................                   152,069          214,492           142,544
                                                                       -------------    -------------     -------------
    Gross profit..........................................                    19,176           19,585            21,091
    Operating expenses:
        Research and development..........................                     7,391            7,147             6,378
        Selling and marketing.............................                     9,073           12,953             8,320
        General and administrative........................                     6,430            7,098             4,169
        Write off of long-lived assets....................                     1,673               --                --
        Write off of accounts receivable
               from Osborne Computers.....................                        --           11,857                --
                                                                       -------------    -------------     -------------
           Total operating expenses.......................                    24,567           39,055            18,867
                                                                       -------------    -------------     -------------
    Income (loss) from operations.........................                    (5,391)         (19,470)            2,224
    Interest income.......................................                       745              372               606
    Interest expense......................................                      (247)            (776)              (39)
    Other income (expense), net...........................                      (486)            (183)              815
                                                                       -------------    -------------     -------------
    Income (loss) before income taxes.....................                    (5,379)         (20,057)            3,606
    Provision (benefit) for income taxes..................                     7,909           (7,221)            1,280
                                                                       -------------    -------------     -------------
    Net income(loss)......................................             $     (13,288)   $     (12,836)    $       2,326
                                                                       ==============   =============     =============
    Net income(loss) per common share.....................             $        (.96)   $        (.95)    $         .20
                                                                       ==============   =============     =============
    Common and common equivalent shares used in
        computing per share amounts.......................                    13,805           13,513            11,886
                                                                       ==============   =============     =============



          See accompanying notes to consolidated financial statements.

                                    21 of 33

                            MICRONICS COMPUTERS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                         ADDITIONAL                  UNREALIZED
                                          COMMON STOCK        PAID-IN     RETAINED     TREASURY     GAIN/(LOSS)
                                       SHARES      AMOUNT     CAPITAL     EARNINGS       STOCK     ON INVESTMENTS     TOTAL
                                      ---------   --------  -----------  -----------  ----------   --------------  ----------

Balances at September 30, 1993......     11,275        113       22,966       34,516           --              --       57,595
     Stock issued under option
         plans......................         40         --          101           --           --              --          101
     Stock issued under employee
         stock purchase plans.......        120          1          483           --           --              --          484
     Income tax benefit from
         employee stock plans.......         --         --           33           --           --              --           33
     Stock issued in connection
         with acquisition of
         subsidiary.................      1,759         18        7,376           --           --              --        7,394
     Net income.....................         --         --           --        2,326           --              --        2,326
                                      ---------   --------  -----------  -----------  -----------  --------------  -----------

Balances at September 30, 1994......     13,194        132       30,959       36,842           --              --       67,933
     Stock issued under option
         plans......................        372          4        1,002           --           --              --        1,006
     Stock issued under employee
         stock purchase plans.......        156          1          544           --           --              --          545
     Income tax benefit from
         employee stock plans.......         --         --          172           --           --              --          172
     Stock repurchased..............        (50)        --           --           --         (262)             --         (262)
     Unrealized loss on investments.         --         --           --           --           --              (4)          (4)
     Net loss.......................         --         --           --      (12,836)          --              --      (12,836)
                                      ---------   --------  -----------  -----------  -----------  --------------   ----------

Balances at September 30, 1995......     13,672   $    137  $    32,677  $    24,006  $     (262)  $           (4)  $   56,554
                                      ---------   --------  -----------  -----------  ----------   --------------   ----------

     Stock issued under option
         plans......................          3         --            8           --          --               --            8
     Stock issued under employee
         stock purchase plans.......        191          2          283           --         262               --          547
     Unrealized gain on investments.         --         --           --           --          --               67           67
     Net loss.......................         --         --           --      (13,288)         --               --      (13,288)
                                      ---------   --------  -----------  -----------  ----------   --------------  -----------

Balances at September 30, 1996......     13,866   $    139  $    32,968  $    10,718  $        --  $           63  $    43,888
                                      =========   ========  ===========  ===========  ===========  ==============  ===========


          See accompanying notes to consolidated financial statements.

                                    22 of 33

                            MICRONICS COMPUTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                           ------------------------------------------------
                                                                                1996              1995              1994
                                                                           -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)................................................     $     (13,288)    $     (12,836)   $       2,326
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Write down of long-lived asset...............................             1,673                --               --
         Depreciation and amortization................................             1,710             2,369            1,069
         Loss on sale of property and equipment.......................               152                --               --
         Deferred taxes...............................................             7,690            (3,951)             904
         Gain (loss) on sales of marketable securities
              and short-term investments, net.........................                --               263             (840)
         Realized gain on investments.................................                --                --              110
         Income tax benefit from employee stock plans.................                --               172               33
         Changes in operating assets and liabilities:
              Accounts receivable.....................................            15,673            (1,929)          (6,418)
              Inventories.............................................            17,838            (4,932)           4,448
              Income taxes receivable.................................             4,280            (3,707)             944
              Prepaid expenses and other assets.......................            (1,430)             (260)              88
              Accounts payable........................................           (14,471)            9,870             (452)
              Other accrued liabilities...............................              (594)              720             (603)
              Income taxes payable....................................                --                --             (777)
                                                                           -------------     -------------    -------------
     Net cash provided by (used in) operating activities..............            19,233           (14,221)             832
                                                                           -------------     -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments..............................            (3,570)           (1,000)         (12,295)
     Maturities or sales of short-term investments....................               500            12,753           19,578
     Sales of marketable securities...................................                --                --            1,068
     Purchases of property and equipment..............................              (481)           (1,231)          (1,029)
     Cash acquired in connection with acquisition of subsidiary.......                --                --               96
     Other............................................................               165            (1,124)            (147)
                                                                           -------------     -------------    -------------
     Net cash provided by (used in) investing activities..............            (3,386)            9,398            7,271
                                                                           -------------     -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings..............................                --            10,462               --
     Repayment of short-term borrowings...............................                --            (9,976)          (4,832)
     Repayments of debt principal.....................................            (2,686)             (291)              (3)
     Proceeds from issuance of common stock, net......................               555             1,551              585
     Repurchase of common stock.......................................                --              (262)              --
                                                                           -------------     -------------    -------------
     Net cash provided by (used in) financing activities..............            (2,131)            1,484           (4,250)
                                                                           -------------     -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................            13,716            (3,339)           3,853
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................             4,537             7,876            4,023
                                                                           -------------     -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR..............................            18,253     $       4,537    $       7,876
                                                                           =============     =============    =============
Cash payments for:
     Interest.........................................................     $         251     $         776    $          38
     Income taxes.....................................................                --               527            1,180
Non-cash investing and financing activities:
     Net assets acquired in connection with
         acquisition of subsidiaries..................................                --                --            7,901
     Assumption of mortgage related to sale of
         French subsidiary facility...................................               416                --               --


          See accompanying notes to consolidated financial statements.

                                    23 of 33

                           MICRONICS COMPUTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               BASIS OF PRESENTATION: The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries after eliminating all significant intercompany accounts and transactions.

               CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: Cash and cash equivalents include money market funds and investment securities with maturities of 90 days or less at the date of acquisition. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of the investments to the extent of amounts recorded on the consolidated balance sheets.

               Financial instruments that potentially subject the Company to concentrations of credit risk are primarily investments and trade receivables. The Company's investment policy requires cash investments to be placed with high credit quality counterparties and to limit the amount of credit from any financial institution or direct issuer.

               The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective October 1, 1994. SFAS No. 115 requires entities to classify investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale," or "trading," and establishes accounting and reporting requirements for each classification. In accordance with SFAS No. 115, the Company has classified all securities held as available-for-sale securities. Such securities are reported at fair value with unrealized gains or losses, net of related tax effect, excluded from earnings and reported as a separate component of stockholders' equity until realized. A decline in the market value of any available-for-sale investment below cost that is deemed other than temporary results in a reduction in the carrying amount to fair value with the impairment charged to earnings. Interest income is recorded using the effective interest method, with associated premium or discount amortized to interest income. Realized gains and losses from the sale of investments are determined on the trade date based on the specific identification method.

               INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company periodically reviews its inventories for potential slow-moving or obsolete items and writes down specific items to net realizable value as appropriate.

               PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years for personal property and equipment and 31.5 years for real property. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the respective lease terms, if shorter.

               WARRANTY: The Company provides for the estimated future cost of warranty repair or replacement.

               INTANGIBLE ASSETS: Intangible assets include goodwill, recorded in connection with the acquisition of Orchid Technology, and deferred financing costs related to the Company's line of credit, the latter being amortized over the life of the related line of credit agreement. In the fourth quarter of fiscal 1996 and as part of the Company's annual planning process, the Company evaluated the recoverability of the remaining goodwill resulting from the acquisition of Orchid Technology. As part of this evaluation, the Company considered the historical delays in product release associated principally with Righteous 3D, Orchid's primary product, and the level of sales experienced since the fourth quarter of fiscal 1996 introduction of Righteous 3D. Based upon the risks associated with changes in the marketplace, including continued intense pricing pressures associated with Orchid's multimedia products, frequent changes in technology and the cost ofpenetrating the retail sales channel, the Company determined that the realizability, based upon discounted cash flows, of the remaining goodwill was uncertain and had become impaired. Accordingly, the Company wrote off the $1.7 million remaining goodwill balance. Prior to this determination, goodwill was being amortized over a five-year period.

               EMPLOYEE STOCK PLANS: The Company accounts for its stock option plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employee." In 1995, the Financial Accounting Standards Board released SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company intends to continue to account for its employee stock plan in accordance with the provisions of APB 25. Accordingly, SFAS No. 123 will not have any impact on the Company's reported financial position or results of operation.

                                    24 of 33

               REVENUE RECOGNITION: Revenue is recognized at the time of shipment. Revenue from sales to distributors is subject to agreements allowing limited rights of return and price protection. The Company provides reserves for estimated future returns, exchanges and price protection credits.

               NET INCOME (LOSS) PER COMMON SHARE: Net income (loss) per common share has been computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

               INCOME TAXES: The Company records income taxes using an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in tax laws or rates are considered, including the uncertainty in realizing future tax benefits. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

               USE OF ESTIMATES: The preparation of these consolidated financial statements required the useof certain estimates by management in determining the Company's financial position and results of operations. Actual results could differ from those estimates.

               FOREIGN CURRENCY TRANSLATION: The functional currency of the Company's foreign operations is the U.S. dollar. Financial statements are translated into U.S. dollars using the exchange rates at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Foreign exchange gains and losses are not material in any of the periods presented.

     NOTE 2.   SHORT-TERM INVESTMENTS

               The debt securities in the following table have contractual maturities of one year or less. All securities in the table below are classified as short-term investments on the consolidated balance sheet. The fair value and unrealized gains and losses at September 30, 1996 are as follows:

                                                          AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                                            COST              GAINS           LOSSES             VALUE
                                                       --------------    -------------    --------------    -------------

     U.S. agency securities....................                   498                1                --              499
     Corporate debt securities.................                 2,627               26                --            2,653
     Equity securities.........................                    --               36                --               36
                                                       --------------    -------------    --------------    -------------
                                                       $        3,125    $          63    $           --    $       3,188
                                                       ==============    =============    ==============    =============



                 The fair value and unrealized losses at September 30, 1995 are as follows:

                                                          AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                                            COST              GAINS           LOSSES             VALUE
                                                       --------------    -------------    --------------    -------------

     U.S. agency securities....................                   500               --                 6              494
     Equity securities.........................                    41               --                 1               40
                                                       --------------    -------------    --------------    -------------
                                                       $          541    $          --    $            7    $         534
                                                       ==============    =============    ==============    =============

               At September 30, 1995, the Company had entered into a reverse repurchase agreement of a U.S. agency security. A liability of approximately $486,000 on this agreement has been recorded as a decrease to short-term investments in the accompanying consolidated financial statements.

                                    25 of 33

     NOTE 3.  BALANCE SHEET COMPONENTS

                                                                                       SEPTEMBER 30,
                                                                           -----------------------------------
                                                                                1996                  1995
                                                                           -------------         -------------
                                                                                      (IN THOUSANDS)
     Inventories:
        Raw materials.........................................             $       6,497         $      18,626
        Work-in-process.......................................                     1,053                 4,173
        Finished goods........................................                     2,286                 4,875
                                                                           -------------         -------------
                                                                           $       9,836         $      27,674
                                                                           =============         =============
     Property and equipment:
        Land..................................................             $         825         $         946
        Buildings.............................................                     2,788                 3,207
        Machinery and equipment...............................                     2,212                 2,153
        Computer equipment....................................                     2,928                 2,733
        Furniture and fixtures................................                       997                   823
        Leasehold improvements................................                       963                   938
                                                                           -------------         -------------
                                                                                  10,713                10,800
        Less accumulated depreciation and
          amortization........................................                    (5,415)               (4,033)
                                                                           -------------         -------------
                                                                           $       5,298         $       6,767
                                                                           =============         =============
     Other accrued liabilities:
        Accrued compensation..................................             $         949         $       1,403
        Distributor-related reserves..........................                     1,276                 2,067
        Accrued warranty......................................                     2,149                 1,434
        Other.................................................                     1,978                 2,042
                                                                           -------------         -------------
                                                                           $       6,352         $       6,946
                                                                           =============         =============

     NOTE 4.  ACQUISITION OF ORCHID TECHNOLOGY

               In August 1994, the Company acquired Orchid Technology ("Orchid") in exchange for approximately 1,759,000 shares of the Company's common stock and the assumption of outstanding options (valued at $7,003,000 and $391,000, respectively, as of the acquisition date), and acquisition costs of approximately $507,000. Orchid designs, manufactures and markets a wide range of multimedia technology including graphics accelerators, digital video adapters and sound cards. The acquisition was accounted for by the purchase method and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the acquisition date. The excess of the purchase price over the fair market value of the net tangible assets acquired was approximately $2,390,000 and that amount has been classified as goodwill and is included in other assets in the accompanying consolidated financial statements for September 30, 1995 (see Note 1). Operating results of
     Orchid have been included with the Company's operating results beginning as of the acquisition date.

                                    26 of 33

    NOTE 5.  LONG-TERM DEBT AND LINE OF CREDIT

               Long-term debt consists of the following:

                                                                                             SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                        1996              1995
                                                                                    -------------    --------------
                                                                                            (IN THOUSANDS)
     Mortgage note payable, secured by land and building, bearing interest at
        9.97%, payable in monthly installments of $25,500, with a final
        payment of $2,648,000 paid in September 1996............................    $          --    $        2,681
     Mortgage note payable, secured by land and building, bearing interest at
        10.6%, payable in monthly installments of $4,600, maturing in July 2006, assumed by a third party in conjunction with the
        closure of Orchid France................................................               --               421
                                                                                    -------------    --------------
                                                                                               --             3,102
     Less current portion of long-term debt.....................................               --            (2,705)
                                                                                    -------------    --------------
                                                                                    $          --    $          397
                                                                                    =============    ==============

               The Company has a $20,000,000 line of credit expiring in September 1997. Borrowings under the line of credit are limited to specified percentages of eligible accounts receivable and are collateralized by a lien on substantially all assets of the Company. Borrowings bear interest at a variable rate (10.25% at September 30, 1996) based on the prime rate of a reference bank. There is a commitment fee of 0.5% per annum on the average daily unused portion of the line of credit. Borrowing availability under the line of credit is reduced by advances and letters of credit. At September 30, 1996, the Company had no advances and no letters of credit outstanding. The line of credit agreement includes covenants pertaining to tangible net worth, working capital and other financial ratios and prohibits, among other things, the payment of dividends without the lender's prior consent. The Company was in compliance with such covenants as of September 30, 1996.

     NOTE 6. COMMITMENTS

               The Company leases its principal facilities under a noncancellable operating lease expiring in 1997. This lease requires the Company to pay property taxes, insurance and a portion of the normal maintenance costs. Future minimum rental payments under the lease as of September 30, 1996 are $260,000. The Company does not intend to renew this lease and intends to relocate to an owned facility.

               Rent expense, including executory costs, was approximately $934,000, $854,000, and $873,000 in 1996, 1995 and 1994, respectively.

     NOTE 7. STOCKHOLDERS' EQUITY

               OPTION PLANS: Under the terms of the 1989 Stock Option Plan (the "1989 Plan"), options may be granted to employees, consultants, advisors and independent contractors. Options are granted under the 1989 Plan with an exercise price not less than the fair market value of the Company's common stock at the date of grant. The options generally vest ratably over four to five years and terminate after five to six years.

               Under the terms of the 1992 Directors Stock Option Plan (the "1992 Plan"), stock options are granted to directors of the Company who are not also employees, independent contractors or consultants to the Company. Options are granted under the 1992 Plan with an exercise price equal to the fair market value of the Company's common stock at the date of grant. The options vest ratably over three years and terminate after five years.

                                    27 of 33

               Pursuant to the Orchid merger agreement, outstanding employee options to purchase Orchid common stock were assumed by the Company (the "Assumed Orchid Options") and such options may be exercised to purchase common stock of the Company. Accordingly, 320,084 shares of the Company's common stock were reserved for issuance upon the exercise of Assumed Orchid Options. These options generally vest ratably over four years and terminate six years after their original grant dates.

               Following is a summary of stock option activity for 1989 Plan options, 1992 Plan options and Assumed Orchid Options during 1994, 1995 and 1996:

                                                                                     OPTIONS OUTSTANDING
                                                                     -------------------------------------------------
                                                                                     AGGREGATE
                                                                                     EXERCISE               PRICE
                                                                       NUMBER          PRICE              PER SHARE
                                                                     -----------    -----------       ----------------
                                                                           (IN THOUSANDS)

     Balances at September 30, 1993...........................             1,209          5,617        .30   -    6.56
       Options granted........................................               152            838       4.13   -    6.19
       Options assumed........................................               320            942       1.46   -    6.09
       Options exercised......................................               (40)          (101)       .30   -    5.00
       Options cancelled......................................              (128)          (687)       .30   -    6.56
                                                                     -----------    -----------
     Balances at September 30, 1994...........................             1,513          6,609        .75   -    6.50
       Options granted........................................               604          2,480       3.75   -    5.63
       Options exercised......................................              (372)        (1,006)       .75   -    5.00
       Options cancelled......................................              (422)        (1,981)       .75   -    6.50
                                                                     -----------    -----------
     Balances at September 30, 1995...........................             1,323    $     6,102       1.46   -    6.13
       Options granted........................................               797          2,351       2.16   -    4.00
       Options exercised......................................                (2)            (3)      1.46   -    1.46
       Options cancelled......................................              (891)        (3,760)      1.46   -    6.13
                                                                     ------------   ------------
     Balances at September 30, 1996...........................             1,227    $     4,690       2.16   -    6.13
                                                                     ===========    ===========


               At September 30, 1996, approximately 818,000 and 225,000 shares of common stock remained available for grant under the 1989 Plan and the 1992 Plan, respectively. At September 30, 1996, approximately 608,000 options were exercisable and approximately 2,270,000 shares of common stock were reserved for future issuance.

               STOCK PURCHASE PLAN: In February 1995, the Company's employee stock purchase plan was amended, increasing the number of shares available for issuance under the plan from 500,000 shares to 900,000 shares. At September 30, 1996, approximately 659,000 shares had been issued to date and approximately 241,000 shares were reserved for future issuance under the plan.

     NOTE 8.  SUPPLIER RELATIONSHIP

               The principal volume supplier of the Company's products is Orient Semiconductor Electronics Ltd. ("OSE"), a manufacturer in Taiwan. Purchases from OSE were approximately $50,255,000, $66,015,000, and $46,159,000 in
     1996, 1995 and 1994, respectively. The Company believes a short-term material adverse effect on operations would result if the Company was forced to change suppliers for its system boards. During 1994, the Company disposed of substantially all of its minority equity interest in OSE. The resulting gain of $840,000 from the disposition of that minority equity interest is included in other income in 1994.

                                    28 of 33

     NOTE 9.  BUSINESS RISKS AND MAJOR CUSTOMERS

               The Company sells its products primarily to original equipment manufacturers, distributors and value-added resellers that assemble complete computer systems for sale to end users, and to certain distributors and VARs that resell the boards to smaller VARs and dealers. Sales to OEMs and other large customers subject the Company to concentration credit in its customer base. The Company's customers are in the computer industry, which is subject to rapid technological change, product obsolescence and intense price competition. The factors affecting the computer industry in general, or any of the Company's major customers in particular, could have a materially adverse effect on the Company's results of operations.

               The following table summarizes the annual percentage contribution to net revenues by customers when sales to such customers exceed 10% of net revenues and the related accounts receivable from these customers as a percentage of total accounts receivable:

                                                     PERCENTAGE OF NET REVENUES         PERCENTAGE OF ACCTS. RECEIVABLE
                                                      YEAR ENDED SEPTEMBER 30,                   AT SEPTEMBER 30,
                                                   1996         1995         1994               1996         1995
                                                 -------      -------       -------            -------      -------

     Customer A...........................           39%          22%            7%              32%          17%
     Customer B...........................           16%          17%            5%              14%          26%
     Customer C...........................           16%           8%            5%              16%           5%
     Customer D...........................            0%          11%           17%               --           1%
     Customer E...........................            0%           3%           23%               --           --

               In June 1995, Osborne Computers (Osborne) in Australia, one of the Company's largest customers reflected as Customer D above, entered a voluntary administration, the Australian equivalent of a Chapter 11 bankruptcy filing in the United States. In August 1995, the Australian administrator approved the terms of the acquisition of the business and assets of Osborne by Gateway 2000, Inc., a U.S. personal computer manufacturer. This acquisition resulted in 80 percent ownership in the new company, Osborne Gateway 2000 Pty. Ltd. (Osborne Gateway 2000), by Gateway 2000 and 20 percent ownership by the Company subject to a right to repurchase held by Gateway 2000 at a specified price. As a result, the Company wrote off $11.9 million of accounts receivable from Osborne in the quarter ended June 30 1995, and recorded its ownership interest in Osborne Gateway 2000 at a minimum realizable value of $750,000 reflecting the value of a put option for the sale of the Company's 20% interest in Osborne Gateway 2000 to Gateway 2000. This investment is included in other assets in the accompanying consolidated balance sheet. Subsequent to September 30, 1996, the put option was exercised resulting in the realization of the recorded asset. From the date of the acquisition through September 30, 1995, the Company recorded sales of $344,000 to Osborne Gateway 2000 Pty. Ltd. at terms similar to those of unrelated parties.

               The markets in which the Company competes are intensely competitive. The Company competes with domestic system board manufacturers, including Intel Corporation, and with Taiwanese and other overseas manufacturers. All of the Company's competitors may have equal or substantially greater financial, technical, manufacturing and marketing resources than the Company.

                                    29 of 33

     NOTE 10.  INCOME TAXES

               Income (loss) before income taxes and the provision (benefit) for income taxes consist of the following:

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                      -------------------------------------------------
                                                                           1996              1995             1994
                                                                      --------------    -------------     -------------
                                                                                        (IN THOUSANDS)
     Income (loss) before income taxes:
       United States......................................            $       (3,522)   $     (20,399)    $       3,528
       Foreign............................................                    (1,857)             342                78
                                                                      --------------    -------------     -------------
                                                                      $       (5,379)   $     (20,057)    $       3,606
                                                                      ===============   =============     =============
     Provision (benefit) for income taxes:
       Current:
          Federal.........................................            $           --    $      (3,570)    $         423
          State...........................................                        --               --               143
          Foreign.........................................                        29              128                28
                                                                      --------------    -------------     -------------
             Total current................................                        29           (3,442)              594
                                                                      --------------    -------------     -------------

       Deferred:
          Federal.........................................                     6,220           (3,011)              641
          State...........................................                     1,660             (940)               12
                                                                      --------------    -------------     -------------
             Total deferred...............................                     7,880           (3,951)              653
                                                                      --------------    -------------     -------------

       Charge in lieu of taxes
          attributable to employee stock plans............                        --              172                33
                                                                      --------------    -------------     -------------
                                                                      $        7,909    $      (7,221)    $       1,280
                                                                      ==============    =============     =============


     The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liability are as follows:

                                                                                             SEPTEMBER 30,
                                                                                ---------------------------------------
                                                                                     1996                    1995
                                                                                ---------------         ---------------

                                                                                             (IN THOUSANDS)
     Deferred tax assets:
        Inventory and other reserves..............................              $         2,141         $         3,515
        State taxes...............................................                           --                      --
        Net operating loss carryforwards..........................                        5,442                   3,693
        Capital loss carryforward.................................                          428                     427
        Depreciation differences on property and equipment........                          808                     204
        Accrued vacation..........................................                          145                     214
        Other.....................................................                          601                     658
                                                                                ---------------         ---------------
                                                                                          9,565                   8,711
        Less valuation allowance..................................                       (9,565)                   (427)
                                                                                ---------------         ---------------
        Deferred tax asset........................................                           --                   8,284

     Deferred tax liability:
        State taxes...............................................                           --                    (594)
                                                                                ---------------         ---------------
        Deferred tax liability....................................                           --                    (594)
                                                                                ---------------         ---------------

     Net deferred tax asset.......................................              $            --         $         7,690
                                                                                ===============         ===============

             At September 30, 1996, the Company established a full valuation allowance against its deferred tax assets, resulting in an additional income tax expense of approximately $7.9 million. Prior to September 30, 1996, the Company believed that, based upon available objective evidence, it was more likely than not that its deferred tax asset would be realized. The factors considered by management in concluding that it was more likely than not that its deferred tax asset would be realized included prior income, consistent profits, and carryback potential to realize deferred tax assets. As of September 30, 1996, the Company believes that due to the Company's recent history of losses, combined with changing price pressures and market conditions, the uncertainty regarding the realizability of its deferred tax assets is to the point where it is now more likely than not that the deferred tax assets will not be realized.

                                    30 of 33

               The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate at 34% to income before income taxes as follows:

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                       ------------------------------------------------
                                                                           1996              1995             1994
                                                                       -------------    -------------     -------------
                                                                                        (IN THOUSANDS)

      Computed expected tax.....................................       $      (1,829)   $      (7,012)    $       1,226
      State taxes (benefit), net of federal benefit.............                  --             (611)              104
      Tax-exempt interest.......................................                 (73)             (73)             (101)
      Increase in deferred tax valuation allowance..............               9,138              427                --
      Goodwill write off........................................                 586               --                --
      Other  ...................................................                  87               48                51
                                                                       -------------    -------------     -------------
                                                                       $       7,909    $      (7,221)    $       1,280
                                                                       =============    =============     =============

               At September 30, 1996, the Company had net operating loss carryforwards of approximately $10,300,000 for federal income tax purposes, which expire in the year 2011, and $11,600,000 for state income tax purposes, which expire in 1996 through 2002, subject to certain limitations. The Company had foreign net operating loss carryforwards of approximately $3,500,000.

     NOTE 11.  SEGMENT INFORMATION

               The Company operates in one segment, the design, manufacture and marketing of personal computer products. Net sales by geographic region are as follows:

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                       ------------------------------------------------
                                                                           1996              1995             1994
                                                                       --------------   -------------     -------------
                                                                                        (IN THOUSANDS)

      United States and Canada..............................           $     140,662    $     169,917     $     125,496
      Asia/Pacific..........................................                  12,833           41,756            31,631
      Europe ...............................................                  17,750           22,404             6,508
                                                                       --------------   -------------     -------------
                                                                       $     171,245    $     234,077     $     163,635
                                                                       =============    =============     =============

                                    31 of 33

     NOTE 12.  QUARTERLY FINANCIAL INFORMATION - UNAUDITED

               The table below presents unaudited quarterly data for 1996 and 1995. Management believes this information reflects all adjustments necessary for a fair presentation of the quarterly data. The operating results for any quarter presented are not necessarily indicative of the results that may be expected for future periods.

                                                          FIRST           SECOND             THIRD           FOURTH
      1996                                               QUARTER          QUARTER           QUARTER         QUARTER(3)
    --------                                         -------------     -------------    -------------       ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Net sales...............................            $   60,215        $   40,652       $   29,783        $   40,595
    Gross profit............................                 7,517             4,029            3,697             3,933
    Income (loss) from operations...........                 1,600            (1,246)          (2,175)           (3,570)
    Net income (loss).......................                   929              (916)          (1,909)          (11,392)
    Net income (loss)per common and
     common equivalent share................            $      .07        $     (.07)      $     (.14)        $    (.82)

    Common stock prices:(1)
        High................................                 4 7/8             4 1/4            3 3/8             3
        Low.................................                 3 1/4             2 1/2            2 1/2             1 7/8

                                                          FIRST           SECOND             THIRD           FOURTH
       1995                                              QUARTER          QUARTER          QUARTER(2)       QUARTER
    ---------                                        -------------     -------------    -------------      ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Net sales...............................            $   58,813        $   53,578       $   53,840        $   67,846
    Gross profit (loss).....................                 9,184             6,520           (4,085)            7,966
    Income (loss) from operations...........                 2,187                28          (23,229)            1,544
    Net income (loss).......................                 1,407                80          (15,160)              837
    Net income (loss)per common and
     common equivalent share................            $      .10        $      .01       $    (1.11)       $      .06

    Common stock prices:(1)
        High................................                 5 1/8             5 7/8            5 5/8             5 1/8
        Low.................................                 3 3/4             4 1/2            4 1/8             3 5/8

   (1) The Company's common stock is traded on the Nasdaq National Market under the symbol MCRN. The prices shown above are the high and low closing sale prices during each quarter for the Company's common stock as reported by Nasdaq.

   (2) Included in the results of operations for the quarter ended June 30, 1995 are a one-time charge of $11.9 million reflecting the write off of receivables from Osborne Computers and a $9.1 million provision for reserves against inventories.

   (3) Included in the net loss for the quarter ended September 30, 1996 are the write down of $1.7 million related to remaining goodwill from the acquisition of Orchid Technology and an increase in valuation allowance for deferred tax asset of $7.9 million with respect to the uncertainty of realizing future deferred tax assets (see Notes 4 and 10).

                                    32 of 33

SCHEDULE II
                            MICRONICS COMPUTERS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                                            YEAR ENDED SEPTEMBER 30,
                                                                ------------------------------------------------
                                                                     1996             1995(1)           1994
                                                                --------------    -------------    -------------
     Allowance for doubtful accounts:

     Balance at beginning of year                               $         667     $         657    $         424

     Additions from acquisition of subsidiary                              --                --              138

     Charged to bad debt expense                                          201               290              124

     Write offs charged to allowance                                     (555)             (280)             (29)
                                                                --------------    -------------    -------------

                                                                $         313     $         667    $         657
                                                                =============     =============    =============

   (1) In addition, the Company recorded a charge of $11.9 million directly to operating expenses reflecting the write off of receivables from Osborne Computers (see Note 9 of Notes to Consolidated Financial Statements).



                                    EXHIBITS


                                    33 of 33