Form 10-Q
period 1996-12-31
MICRONICS COMPUTERS INC /CA
filed 1997-02-13
CIK 874737

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        Commission file number:  0-19272

                              ------------------
                           MICRONICS COMPUTERS, INC.
             (Exact name of registrant as specified in its charter)



             DELAWARE                                           77-0132288
  (State or other jurisdiction                               (I.R.S. employer
of incorporation or organization)                           identification No.)


                           45365 NORTHPORT LOOP WEST
                        FREMONT, CALIFORNIA  94538-6417
                                 (510) 651-2300
            (Address, including zip code, of registrant's principal
   executive offices and registrant's telephone number, including area code)

                              ------------------

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

At January 31, 1997, there were 13,979,077 shares of the registrant's common stock outstanding.





The Exhibit Index is on page 10.

                               Page 1 of 10 pages

                                     INDEX


                                                                                                           Page
                                                                                                           ----
PART I: FINANCIAL INFORMATION

     Item 1:  Financial Statements

Consolidated Balance Sheets as of December 31, 1996 and September 30, 1996  . . . . . . . . . .               3

Consolidated Statements of Income for the three months ended December 31, 1996
        and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4

Consolidated Statements of Cash Flows for the three months ended December 31, 1996
        and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               5

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .               6

        Item 2:  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7

PART II:     OTHER INFORMATION

        Item 6:  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . .               9

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              9

Exhibit (also see item 6)    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10

PART I: FINANCIAL INFORMATION

        ITEM 1:  FINANCIAL STATEMENTS


                           MICRONICS COMPUTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                DECEMBER 31,     SEPTEMBER 30,
                                                                                    1996             1996
                                                                                -------------    -------------
                                                                                 (unaudited)
                                                                  ASSETS

Current assets:
    Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .        $      15,169    $      19,876
    Short-term investments   . . . . . . . . . . . . . . . . . . . . . .                7,173            3,188
    Accounts receivable, net   . . . . . . . . . . . . . . . . . . . . .               23,466           20,685
    Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               12,334            9,836
    Prepaid expenses and other current assets  . . . . . . . . . . . . .                2,416            1,857
                                                                                -------------    -------------
       Total current assets  . . . . . . . . . . . . . . . . . . . . . .               60,558           55,442
Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . .                5,067            5,298
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   60              823
                                                                                -------------    -------------
                                                                                $      65,685    $      61,563
                                                                                =============    =============

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . .        $      14,563    $      11,587
    Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . .                6,950            6,088
                                                                                -------------    -------------
       Total current liabilities   . . . . . . . . . . . . . . . . . . .               21,513           17,675
Stockholders' equity:
    Preferred stock  . . . . . . . . . . . . . . . . . . . . . . . . . .                   --               --
    Common stock   . . . . . . . . . . . . . . . . . . . . . . . . . . .                  140              139
    Additional paid-in capital   . . . . . . . . . . . . . . . . . . . .               33,141           32,968
    Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .               10,884           10,718
    Unrealized gain on investments   . . . . . . . . . . . . . . . . . .                    7               63
                                                                                -------------    -------------
       Total stockholders' equity  . . . . . . . . . . . . . . . . . . .               44,172           43,888
                                                                                -------------    -------------
                                                                                $      65,685    $      61,563
                                                                                =============    =============

     See accompanying notes to condensed consolidated financial statements.

                           MICRONICS COMPUTERS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                     1996             1995
                                                                                 -------------    -------------
                                                                                  (unaudited)      (unaudited)
Net sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $      36,188    $      60,215
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . .                     31,503           52,698
                                                                                 -------------    -------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .                      4,685            7,517
Operating expenses:
   Research and development   . . . . . . . . . . . . . . . . . . .                      1,310            1,824
   Selling and marketing  . . . . . . . . . . . . . . . . . . . . .                      2,142            2,524
   General and administrative   . . . . . . . . . . . . . . . . . .                      1,223            1,569
                                                                                 -------------    -------------
      Total operating expenses  . . . . . . . . . . . . . . . . . .                      4,675            5,917
                                                                                 -------------    -------------
Income from operations  . . . . . . . . . . . . . . . . . . . . . .                         10            1,600
Other income (expense):
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . .                        305               84
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .                          -             (69)
Other (expense), net  . . . . . . . . . . . . . . . . . . . . . . .                      (149)            (111)
                                                                                 -------------    -------------
Total other income (expense)  . . . . . . . . . . . . . . . . . . .                        156             (96)
                                                                                 -------------    -------------
Income before income taxes  . . . . . . . . . . . . . . . . . . . .                        166            1,504
Provision for income taxes  . . . . . . . . . . . . . . . . . . . .                          -              575
                                                                                 -------------    -------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $         166    $         929
                                                                                 =============    =============
Net income per common share . . . . . . . . . . . . . . . . . . . .              $        0.01    $        0.07
                                                                                 =============    =============
Common and common equivalent shares used in
   computing per share amounts  . . . . . . . . . . . . . . . . . .                     13,926           13,750
                                                                                 =============    =============



     See accompanying notes to condensed consolidated financial statements.

                           MICRONICS COMPUTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                               THREE MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                         ------------------------------
                                                                                               1996            1995
                                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $         166    $         929
    Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .                        293              422
           Loss on disposal of property and equipment . . . . . . . . . . .                         75               --
           Gain on exercise of Osborne put option   . . . . . . . . . . . .                        (44)              --
           Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . .                         --              546
           Changes in operating assets and liabilities:
             Accounts receivable  . . . . . . . . . . . . . . . . . . . . .                     (2,781)          (2,484)
             Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .                     (2,498)           9,017
             Income taxes receivable  . . . . . . . . . . . . . . . . . . .                         --            1,197
             Prepaid expenses and other assets  . . . . . . . . . . . . . .                       (559)            (312)
             Accounts payable . . . . . . . . . . . . . . . . . . . . . . .                      2,976           (8,185)
             Other accrued liabilities  . . . . . . . . . . . . . . . . . .                        862            3,178
                                                                                         -------------    -------------
    Net cash provided by (used in) operating activities   . . . . . . . . .                     (1,510)           4,508
                                                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments   . . . . . . . . . . . . . . . . .                     (4,067)              --
    Maturities or sales of investments  . . . . . . . . . . . . . . . . . .                         26               14
    Exercise of Osborne put option  . . . . . . . . . . . . . . . . . . . .                        794               --
    Purchases of property and equipment, net  . . . . . . . . . . . . . . .                       (137)            (108)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         13              (94)
                                                                                         -------------    -------------
    Net cash used in investing activities   . . . . . . . . . . . . . . . .                     (3,371)            (188)
                                                                                         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of debt principal  . . . . . . . . . . . . . . . . . . . . .                         --               (7)
    Proceeds from issuance of common stock, net   . . . . . . . . . . . . .                        174              307
                                                                                         -------------    -------------
    Net cash provided by financing activities   . . . . . . . . . . . . . .                        174              300
                                                                                         -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . .                     (4,707)           4,420
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . .                     19,876            4,537
                                                                                         -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . .              $      15,169    $       8,957
                                                                                         =============    =============
Cash payments for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $          --    $          69



     See accompanying notes to condensed consolidated financial statements.

                           MICRONICS COMPUTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Micronics Computer, Inc., a Delaware corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for those periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

         Certain September 30, 1996 balance sheet accounts contain reclassifications from those presented in the Company's form 10-K filed with the SEC, in order to be consistently presented in relation to December 31, 1996.

NOTE 2.  NET INCOME PER COMMON SHARE

         Net income per common share has been computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

NOTE 3.  SHORT-TERM INVESTMENTS

         Short-term investments consist of equity securities with an amortized cost of $7,173,000 which is approximately equal to fair value. These investments are carried at amortized cost with unrealized gains or losses reflected as a component of stockholders equity.


NOTE 4.  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                                          (IN THOUSANDS)
                                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                                       1996             1996
                                                                                   -------------    -------------
       Raw materials  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $       7,363    $       6,497
       Work-in-process  . . . . . . . . . . . . . . . . . . . . . . . . . .                2,597            1,053
       Finished goods   . . . . . . . . . . . . . . . . . . . . . . . . . .                2,374            2,286
                                                                                   -------------    -------------
                                                                                   $      12,334    $       9,836
                                                                                   =============    =============


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         The Company's Common Stock price may be subject to significant volatility. For any given quarter, a shortfall in the Company's announced revenue or earnings from the levels expected by securities analysts could have an immediate and adverse effect on the trading price of the company's Common Stock. The Company may not learn of or be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. In general, the Company participates in a very dynamic high technology industry, which can result in significant fluctuations in the Company's Common Stock price at any time.

         Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended, and section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties, including the rate of orders for the Company's products, the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth, the impact of the Company's efforts to implement its evolving long-term strategy and the other risks detailed below and from time to time in the Company's other reports filled with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The Company has identified with a preceding Asterisk (*) various sentences with this form 10-Q which contain such forward looking statements, and words such as "believes," " anticipates," " expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Results," which has no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.

FACTORS THAT MAY EFFECT FUTURE RESULTS

         Micronics Computers, Inc. operates in a rapid changing environment that involves a number of risks, some of which are beyond the Companies control. The following discussion highlights some of those risks.

         The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the volume and timing of orders received, potential cancellation or rescheduling of orders, competitive pricing pressures, availability and cost of component parts and materials from the Company's suppliers, the adequate forecasting of the mixed product demand due to production lead times and capacity constraints, the timing of new product announcements and introductions by the company or its competitors, changes in the mix of products sold, research and development expenses associated with new product introductions, the timing and level of development costs, market cyclical nature of the semiconductor industry and economic conditions generally or in various geographic areas. The Company's ability to develop new product features.

         In recent quarters the company has experienced declining net sales and has incurred net losses on a quarterly basis as a result of the effects of the semiconductor industries slowing order rate, continuation of a high level of research and spending one of the company's next generation products, and competitive pressures. The Company's ability to reduce the trend of declining net sales, which have yielded net losses, is dependent on several factors including increased order rates for the Company's products, successful and timely development and market acceptance of the Company's next generations products and successful competition with the Company's competitors on a price and performance basis. Many of these factors are not within the Company's control, and if order rates for the Company's products fail to increase, if the Company's next generation products are not successfully and timely developed and accepted by the Company's customers, or if the Company cannot successfully compete with its competitors, many of whom have substantially greater recourses than the Company, the Company's net sales will continue to decline.

         NET SALES Net sales were approximately $36.2 million for the three months ended December 31, 1996, a decrease of 40% from $60.2 million for the three months ended December 31, 1995. The decrease in the quarter sales between comparable periods are principally attributable to lower than anticipated orders from the Company's OEM customer base and the U.S. government. Net sales to OEM and strategic accounts, the government channel, and the combined distributor/VAR and other channels were 72%, 6% and 22% in the first quarter of fiscal 1997, compared to 65%, 24% and 11% in the first quarter of fiscal 1996, respectively. The decrease in OEM and strategic account sales is largely attributable to lower system board shipments to existing customers. Such shipments were also at lower average selling prices. The increase in distributor/VAR sales is primarily due to higher sales of peripheral products compared to the first quarter of fiscal 1996, offset by lower system board shipments. Micron Electronics was the only customer accounting for ten percent or more of the Company's sales.

         COST OF SALES/GROSS PROFIT The Company's gross profit as a percentage of net sales was 12.9% and 12.5% for the first quarter of fiscal 1996 and 1997 respectively. The increased gross margin percentage in fiscal quarter 1997 is primarily due to improved controls over inventories, lower overhead spending and lower inventory reserves required due to the disposal of older products in fiscal 1996. Over the last several quarters the Company has realigned operations, reducing headcount and operating expenses, to realize greater operating efficiencies and improve sales channels.

         OPERATING EXPENSES Operating expenses for the first quarter of fiscal 1997 decreased $1.2 million from the comparable quarter in fiscal 1996. The decrease is principally due to lower spending for research and development; sales and marketing; and general and administrative expenses. These cost reductions are primarily the result of the continued consolidation of the Micronics and Orchid organizations.

         INTEREST AND OTHER, NET Interest income for the quarter ended December 31, 1996 increased $221,000 or 263% compared to the same period for the prior year due to significantly higher invested funds and exercise of the Osborne put option. Interest expense for the first quarter of fiscal 1997 decreased $69,000 resulting from the Company paying off its long-term debt. Other expense in the first quarter of fiscal 1997 is primarily comprised of loan fees on the $20 million line of credit signed by the Company in September 1995.

         PROVISION FOR INCOME TAXES The Company's estimated effective tax rate was 0.0% and 38.2% for the three months ended December 31, 1996 and 1995, respectively. The provision for income taxes for each period was computed by applying the expected fiscal year effective tax rate (net of federal and state statutory rate as adjusted for various tax credits and the estimated tax effect of certain permanent items) to income before income taxes for each period. At September 30, 1996, the Company established a full valuation allowance against its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES:

         Working capital at December 31, 1996 was $39.0 million, up from $37.8 million at September 30, 1996. Cash, cash equivalents and short-term investments decreased by $0.7 million during the quarter primarily due net increases in accounts receivable and inventory, partially offset by the exercise of the Osborne Computers, Ltd. put option and an increase in accounts payable.

         At December 31, 1996, the Company's principal sources of liquidity included $22.3 million of cash, cash equivalents and short term investments. The Company also has a $20 million secured line of credit expiring in September 1997. Borrowings under the line of credit are limited to specified percentages of eligible accounts receivable and are collateralized by a lien on substantially all assets of the Company. Borrowing availability under this line is reduced by outstanding advances and letters of credit. There were no borrowings under this line during the quarter ended December 31, 1996.

         Management believes existing cash, cash equivalents and short-term investments, together with cash generated by future(*) operations and the Company's available borrowing capacity, will provide sufficient funds to meet the Company's operating and capital requirements over the next twelve months.



                          PART II - OTHER INFORMATION

    ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits.

11.01           Computation of Net Income Per Share  (see page 10)

27.01           Financial Data Schedule


(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Micronics Computers, Inc.
                                       ---------------------------------------
                                       Registrant




Date:   February 12, 1996              /s/ Bill R. Finley
     -----------------------           ---------------------------------------
                                           Bill Finley Vice President
                                           Finance and Chief  Financial
                                           Officer

                                 Exhibit Index



11.01           Computation of Net Income Per Share  (see page 10)

27.01           Financial Data Schedule