Form 10-Q
period 1997-03-31
MICRONICS COMPUTERS INC /CA
filed 1997-05-15
CIK 874737

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ___________________

                         Commission file number: 0-19272


                                ---------------


                            MICRONICS COMPUTERS, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                              77-0132288
(State or other jurisdiction                                    (I.R.S. employer
of incorporation or organization)                            identification No.)


                            45365 NORTHPORT LOOP WEST
                         FREMONT, CALIFORNIA 94538-6417
                    (Address of principal executive offices)

                                 (510) 651-2300
              (Registrant's telephone number, including area code)


                                ---------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes   [ ] No

  At April 30, 1997 there were 14,074,471 shares of the registrant's common stock outstanding.

                            MICRONICS COMPUTERS, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


                                      INDEX


PART I: FINANCIAL INFORMATION                                                                                          PAGE
        Item 1: Financial Statements

                        Consolidated Balance Sheets at
                        March 31, 1997 and September 30, 1996..................................................           3

                        Consolidated Statements of Results of Operations
                        for the three months and six months ended
                        March 31, 1997 and March 31, 1996......................................................           4

                        Consolidated Statements of Cash Flows for
                        the six months ended March 31, 1997
                        and March 31, 1996.....................................................................           5

                        Notes to Consolidated Financial
                        Statements.............................................................................           6

        Item 2: Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations..........................................................................           7


        PART II: OTHER INFORMATION

        Item 4: Submission of Matters to a Vote of Security Holders............................................          10

        Item 6: Exhibits and Reports on Form 8-K...............................................................          10


SIGNATURES      ...............................................................................................          11


EXHIBITS ......................................................................................................          12

                         PART I - FINANCIAL INFORMATION


ITEM 1:             FINANCIAL STATEMENTS


                            MICRONICS COMPUTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                        MARCH 31,     SEPTEMBER 30,
                                                          1997            1996
                                                        ---------     -------------
                                                       (UNAUDITED)
                                     ASSETS

Current assets:
    Cash and cash equivalents ................          $23,400          $19,876
    Short-term investments ...................            2,502            3,188
    Accounts receivable, net .................           15,842           20,685
    Inventories ..............................            7,835            9,836
    Prepaid expenses .........................            1,968            1,857
                                                        -------          -------
       Total current assets ..................           51,547           55,442

Property and equipment, net ..................            5,158            5,298
Other assets .................................               39              823
                                                        -------          -------
                                                        $56,744          $61,563
                                                        =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .........................          $ 7,445          $11,587
    Other accrued liabilities ................            7,791            6,088
                                                        -------          -------
       Total current liabilities .............           15,236           17,675

Stockholders' equity:
    Preferred stock ..........................             --               --
    Common stock .............................              140              139
    Additional paid-in capital ...............           33,141           32,968
    Retained earnings ........................            8,220           10,718
    Unrealized gain on investments ...........                7               63
                                                        -------          -------
       Total stockholders' equity ............           41,508           43,888
                                                        -------          -------
                                                        $56,744          $61,563
                                                        =======          =======


          See accompanying notes to consolidated financial statements.

                            MICRONICS COMPUTERS, INC.
                CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       MARCH 31,                       MARCH 31,
                                              -------------------------       -------------------------
                                                 1997            1996            1997           1996
                                              ---------       ---------       ---------       ---------
Net sales ..............................      $  24,282       $  40,652       $  60,470       $ 100,867
Cost of sales ..........................         22,154          36,623          53,657          89,321
                                              ---------       ---------       ---------       ---------
Gross profit ...........................          2,128           4,029           6,813          11,546

Operating expenses:
    Research and development ...........          1,409           1,880           2,719           3,704
    Selling and marketing ..............          2,613           1,705           4,755           4,229
    General and administrative .........          1,114           1,690           2,337           3,259
                                              ---------       ---------       ---------       ---------
       Total operating expenses ........          5,136           5,275           9,811          11,192
                                              ---------       ---------       ---------       ---------

Income (loss) from operations ..........         (3,008)         (1,246)         (2,998)            354

Interest income ........................            292             150             597             234
Interest expense .......................           --              (110)           --              (179)
Other income (expense), net ............             52            (276)            (97)           (387)
                                              ---------       ---------       ---------       ---------
       Total other income (expense) ....            344            (236)            500            (332)
                                              ---------       ---------       ---------       ---------

Income (loss) before income taxes ......         (2,664)         (1,482)         (2,498)             22

Provision (benefit) for income taxes ...           --              (566)           --                 9
                                              ---------       ---------       ---------       ---------

Net income (loss) ......................      $  (2,664)      $    (916)      $  (2,498)      $      13
                                              =========       =========       =========       =========

Net income (loss) per common share .....      $   (0.19)      $   (0.07)      $   (0.18)      $    0.00
                                              =========       =========       =========       =========

Common and common equivalent shares used
in computing per share amounts .........         13,979          13,765          13,947          13,759
                                              =========       =========       =========       =========


          See accompanying notes to consolidated financial statements.

                            MICRONICS COMPUTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                  SIX MONTHS ENDED
                                                                                      MARCH 31,
                                                                              -----------------------
                                                                                1997           1996
                                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..................................................      $ (2,498)      $     13
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization ...................................           566            883
       Loss on disposal of property and equipment ......................            75           --
       Gain on exercise of Osborne put option ..........................           (44)          --
       Deferred taxes ..................................................          --              177
       Changes in operating assets and liabilities:
          Accounts receivable ..........................................         4,843         11,595
          Inventories ..................................................         2,001         17,597
          Prepaid expenses .............................................          (111)            43
          Accounts payable .............................................        (4,142)       (14,386)
          Other accrued liabilities ....................................         1,703         (1,253)
          Income taxes receivable ......................................          --              917
                                                                              --------       --------

    Net cash provided by operating activities ..........................         2,393         15,586
                                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments ................................        (4,569)        (1,476)
    Maturities or sales of short-term investments ......................         5,199             14
    Exercise of Osborne put option .....................................           794           --
    Purchases of property and equipment, net ...........................          (501)          (142)
    Deposits and other assets ..........................................            34             20
                                                                              --------       --------

    Net cash provided by (used for) investing activities ...............           957         (1,584)
                                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt principal ........................................          --              (26)
    Proceeds from issuance of common stock, net ........................           174            307
                                                                              --------       --------

    Net cash provided by financing activities ..........................           174            281
                                                                              --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................         3,524         14,283

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................        19,876          4,537
                                                                              --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................      $ 23,400       $ 18,820
                                                                              ========       ========

Cash payments for:
    Interest ...........................................................          --              138





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

       Certain September 30, 1996 balance sheet accounts contain reclassifications from those presented in the Company's Form 10-K filed with the SEC in order to be consistently presented in relation to March 31, 1997.

NOTE   2.  NET INCOME (LOSS) PER COMMON SHARE

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

NOTE   4.  INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                                     MARCH 31,        SEPTEMBER 30,
                                                       1997               1996
                                                     ---------        -------------
                                                    (UNAUDITED)
Raw materials ..........................              $5,222              $6,497
Work-in-process ........................                 948               1,053
Finished goods .........................               1,665               2,286
                                                      ------              ------
                                                      $7,835              $9,836
                                                      ======              ======

ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     The Company's Common Stock price may be subject to significant volatility. For any given quarter, a shortfall in the Company's announced revenue or earnings from the levels expected by securities analysts could have an immediate and adverse effect on the trading price of the Company's Common Stock. The Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. In general, the Company participates in a very dynamic high technology industry which can result in significant fluctuations in the Company's Common Stock price at any time.

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties, including the rate of orders for the Company's products, the timely availability and acceptance of new products, changes in management of the Company, difficulties experienced by the Company with respect to hiring and retaining qualified personnel, the impact of competitive products and pricing, the impact of the Company's efforts to implement its evolving long-term strategy and the other risks detailed below including, without limitation, the risks described in the section labeled "Factors That May Affect Future Results," and the risks described from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. Words such as "believes," " anticipates," " expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Micronics Computers, Inc. operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of those risks.

     The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the volume and timing of orders received, potential cancellation or rescheduling of orders, competitive pricing pressures, availability and cost of component parts and materials from the Company's suppliers, the adequate forecasting of the mixed product demand due to production lead times and capacity constraints, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, research and development expenses associated with new product introductions, the timing and level of development costs, market cyclical nature of the semiconductor industry and economic conditions generally or in various geographic areas and the Company's ability to develop new product features.

     In recent quarters, the Company has experienced declining net sales and has incurred net losses as a result of competetive pressures and the effects of the slowing order rate from its major OEM and government customers.
     The Company's ability to reduce the trend of declining net sales, which have yielded net losses, is dependent on several factors including increased order rates for the Company's products, successful and timely development and market acceptance of the Company's next generations products and successful competition with the Company's competitors on a price and performance basis. Many of these factors are not within the Company's control, and if order rates for the Company's products fail to increase, if the Company's next generation products are not successfully and timely developed and accepted by the Company's customers, or if the Company cannot successfully compete with its competitors, many of whom have substantially greater resources than the Company, the Company's net sales will continue to decline.

     COMPARISON OF RESULTS

       NET SALES Net sales were $24.3 million for the three months ended March 31, 1997, a decrease of 40% from $40.7 million for the similar period ended March 31, 1996. Net sales for the six months ended March 31, 1997 totaled $60.5 million, down 40% from $100.9 million through last year's second quarter. The decrease in the quarter and the six month sales between comparable periods are principally attributable to lower sales to OEM and government markets and product introduction delays related to supplier inability to provide component parts.

       COST OF SALES/GROSS PROFIT The Company's gross profit as a percentage of net sales was 8.8% and 9.9% for the second quarter of fiscal 1997 and the second quarter of fiscal 1996, respectively. Gross profit margin percentage was 11.3% and 11.4% for the six months ended March 31, 1997 and 1996, respectively.

       OPERATING EXPENSES Operating expenses for the second quarter of fiscal 1997 decreased $139,000 from the comparable quarter in fiscal 1996 and were $1.4 million lower for the six months ended March 31, 1997 compared to the prior year period. Research and development and general and administrative expenses decreased $1.1 million for the three months ended March 31, 1997 to $2.5 million compared to $3.6 million for the comparable period ended March 31, 1996 and decreased $1.9 million for the six months ended March 31, 1997 to $5.1 million compared to $7.0 million for the six months ended March 31, 1996. These decreases were partially offset by increases in selling and marketing expenses which increased $.9 million and $.5 million for the three months and six months ended March 31, 1997, respectively. The net operating expense reductions in the three and six month periods in fiscal year 1997 compared to fiscal year 1996 are due to decreases in the number of employees mainly attributable to the consolidation of Micronics and Orchid organizations offset by cost increases which are primarily the result of expanding sales and marketing efforts in the distribution and international sales channels.

       INTEREST AND OTHER INCOME AND EXPENSE Interest income for the quarter ended March 31, 1997 increased $142,000 or 95% compared to the prior year period and increased $363,000 or 155% for the first six months of fiscal 1997 compared to the comparable prior year period due to higher invested balances. The Company did not incur any interest expense for the three and six months periods ended March 31, 1997. Other expense for the six months of fiscal year 1997 is primarily loan fees on the $20 million line of credit signed by the Company in September 1995.

       PROVISION FOR INCOME TAXES The Company's estimated effective tax rate was 0.0% and 41.0% for the six months ended March 31, 1997 and 1996, respectively. The provision for income taxes for each period was computed by applying the estimated fiscal year effective tax rate (net federal and state statutory rate as adjusted for various tax credits and the estimated tax effect of certain permanent items) to income before income taxes for each period. At September 30, 1996, the Company established a full valuation allowance against its deferred tax assets, and the Company has recorded no additional benefit associated with its losses.

LIQUIDITY AND CAPITAL RESOURCES:

       Working capital at March 31, 1997 was $36.3 million, down $1.5 million from $37.8 million at September 30, 1996. The decrease in working capital was primarily due to a decrease in accounts receivable of $4.8 million and inventories of $2.0 million which was partially offset by a decrease of $4.1 million in accounts payable. The decrease in inventories was largely attributable to improved inventory management combined with increased emphasis on the liquidation of potentially excess or obsolete inventory. Accounts receivable decreased principally due to the lower sales in the quarter. The decrease in accounts payable resulted from the lower levels of net sales and related purchasing activity.

       At March 31, 1997, the Company's principal sources of liquidity included $25.9 million of cash and cash equivalents and short-term interest-bearing financial instruments. The Company also has a secured line of credit of $20 million, expiring in September 1997. Borrowings under this line of credit are limited to specific percentages of eligible accounts receivable and are collateralized by a lien on substantially all assets of the Company. Borrowing availability under this line is reduced by outstanding advances and letters of credit. There have been no borrowings under this line of credit during the six months ended March 31, 1997.

       Management believes existing cash and cash equivalents and short-term investments, together with cash generated by operations and the Company's available borrowing capacity, will provide sufficient funds to meet the Company's operating and capital requirements over the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company filed on Form 8-K on March 5, 1997 to report the results of votes of security holders at the Annual Meeting of the Stockholders of the Company held on February 27, 1997 (see Item 6(b)).


ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits.

              10.01 Letter of Intent, dated February 25, 1997, between the Company and Micron Electronics, Inc*

              10.02 Employment Agreement dated March 14, 1997 between the Conpany and Shanker Munshani

              11.01   Computation of Net Income Per Share

              27.01   Financial Data Schedule

       (b)    Reports on Form 8-K.

              A Form 8-K was filed by the Company on March 5, 1997 to report the results of votes of shareholders at the Company's Annual Meeting held on February 27, 1997.


         * Confidential treatment has been requested for certain portions of this document. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Micronics Computers, Inc.
                                                   ----------------------------
                                                   Registrant




Date:      May 15, 1997                            /s/  BILL R. FINLEY
      --------------------                         ----------------------------
                                                   Bill R. Finley
                                                   Vice President, Finance and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


           Exhibit No.                 Description
           -----------                 -----------
              10.01   Letter of Intent, dated February 25, 1997, between the
                      Company and Micron Electronics, Inc*

              10.02   Employment Agreement dated March 14, 1997 between the
                      Conpany and Shanker Munshani

              11.01   Computation of Net Income Per Share

              27.01   Financial Data Schedule


        * Confidential treatment has been requested for certain portions of this document. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange
          Commission.

