Form 10-Q
period 1997-06-30
MICRONICS COMPUTERS INC /CA
filed 1997-08-14
CIK 874737

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

At July 31, 1997 there were 14,074,471 shares of the registrant's common stock outstanding.

The Exhibit Index is on page 9.

                               Page 1 of 10 pages

                            MICRONICS COMPUTERS, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1997


                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I:  FINANCIAL INFORMATION

         Item 1:  Financial Statements

                           Condensed Consolidated Balance Sheets at
                           June 30, 1997 and September 30, 1996..........................................     3

                           Condensed Consolidated Statements of Results of Operations
                           for the three months and nine months ended
                           June 30, 1997 and June 30, 1996...............................................     4

                           Condensed Consolidated Statements of Cash Flows for
                           the nine months ended June 30, 1997
                           and June 30, 1996.............................................................     5

                           Notes to Condensed Consolidated Financial
                           Statements....................................................................     6

         Item 2:  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.....................................................     7

         Item 3:  Quantitative and Qualitative Disclosures About Market Risk.............................     9


PART II: OTHER INFORMATION

         Item 6:  Exhibits and Reports on Form 8-K.......................................................     9


SIGNATURES...............................................................................................     9


EXHIBITS ................................................................................................    10

                         PART I - FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS


                            MICRONICS COMPUTERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  JUNE 30,      SEPTEMBER 30,
                                                                    1997            1996
                                                                 -----------    -------------
                                                                 (UNAUDITED)
                                     ASSETS

Current assets:
    Cash and cash equivalents ............................         $21,178         $19,876
    Short-term investments ...............................           1,500           3,188
    Accounts receivable, net .............................          14,308          20,685
    Inventories ..........................................          13,117           9,836
    Prepaid expenses .....................................           1,878           1,857
                                                                   -------         -------
        Total current assets .............................          51,981          55,442

Property and equipment, net ..............................           4,882           5,298
Other assets .............................................              39             823
                                                                   -------         -------
                                                                   $56,902         $61,563
                                                                   =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .....................................         $11,046         $11,587
    Other accrued liabilities ............................           7,123           6,088
                                                                   -------         -------
        Total current liabilities ........................          18,169          17,675

Stockholders' equity:
    Common stock .........................................             142             139
    Additional paid-in capital ...........................          33,297          32,968
    Retained earnings ....................................           5,287          10,718
    Unrealized gain on investments .......................               7              63
                                                                   -------         -------
        Total stockholders' equity .......................          38,733          43,888
                                                                   -------         -------
                                                                   $56,902         $61,563
                                                                   =======         =======


     See accompanying notes to condensed consolidated financial statements.

                            MICRONICS COMPUTERS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                              -------------------------       -------------------------
                                                 1997            1996            1997           1996
                                              ---------       ---------       ---------       ---------
Net sales ..............................      $  22,274       $  29,783       $  82,744       $ 130,650
Cost of sales ..........................         20,170          26,086          73,827         115,407
                                              ---------       ---------       ---------       ---------
Gross profit ...........................          2,104           3,697           8,917          15,243

Operating expenses:
    Research and development ...........          1,554           1,866           4,273           5,570
    Selling and marketing ..............          2,265           2,514           7,020           6,743
    General and administrative .........          1,280           1,492           3,617           4,751
                                              ---------       ---------       ---------       ---------
        Total operating expenses .......          5,099           5,872          14,910          17,064
                                              ---------       ---------       ---------       ---------

Loss from operations ...................         (2,995)         (2,175)         (5,993)         (1,821)

Interest income ........................            383             279             980             513
Interest expense .......................             --             (22)             --            (201)
Other income (expense), net ............           (321)             --            (418)           (387)
                                              ---------       ---------       ---------       ---------
        Total other income (expense) ...             62             257             562             (75)
                                              ---------       ---------       ---------       ---------

Loss before income taxes ...............         (2,933)         (1,918)         (5,431)         (1,896)

Income tax benefit .....................             --              (9)             --              --
                                              ---------       ---------       ---------       ---------

Net loss ...............................      $  (2,933)      $  (1,909)      $  (5,431)      $  (1,896)
                                              =========       =========       =========       =========

Net loss per common share ..............      $   (0.21)      $   (0.14)      $   (0.39)      $   (0.14)
                                              =========       =========       =========       =========

Common and common equivalent shares used
  in computing per share amounts .......         14,051          13,841          13,985          13,786
                                              =========       =========       =========       =========


     See accompanying notes to condensed consolidated financial statements.

                            MICRONICS COMPUTERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                          JUNE 30,
                                                                   -----------------------
                                                                     1997           1996
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ................................................      $ (5,431)      $ (1,896)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization .......................           803          1,362
        Loss on disposal of property and equipment ..........           146             --
        Gain on exercise of Osborne put option ..............           (44)            --
        Deferred taxes ......................................            --         (1,074)
        Changes in operating assets and liabilities:
            Accounts receivable .............................         6,377         15,907
            Inventories .....................................        (3,281)        16,210
            Prepaid expenses ................................           (21)          (484)
            Accounts payable ................................          (541)       (11,213)
            Other accrued liabilities .......................         1,035         (1,422)
            Income taxes receivable .........................            --          2,008
                                                                   --------       --------

    Net cash provided by (used in) operating activities .....          (957)        19,398
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments .....................        (5,069)        (2,726)
    Maturities or sales of short-term investments ...........         6,701             14
    Exercise of Osborne put option ..........................           794             --
    Purchases of property and equipment, net ................          (533)          (663)
    Sale of property and equipment, net .....................            --            566
    Deposits and other assets ...............................            34            439
                                                                   --------       --------

    Net cash provided by (used for) investing activities ....         1,927         (2,370)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt principal .............................            --            (35)
    Payoff of mortgage on property ..........................            --           (416)
    Proceeds from issuance of common stock, net .............           332            555
                                                                   --------       --------

    Net cash provided by financing activities ...............           332            104
                                                                   --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................         1,302         17,132

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............        19,876          4,537
                                                                   --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................      $ 21,178       $ 21,669
                                                                   ========       ========

Cash payments for:
    Interest ................................................            --            205

     See accompanying notes to condensed consolidated financial statements.

                            MICRONICS COMPUTERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

        Certain September 30, 1996 balance sheet accounts contain reclassifications from those presented in the Company's Form 10-K filed with the SEC in order to be consistently presented in relation to June 30, 1997.

NOTE 2.  NET LOSS PER COMMON SHARE

        Net loss per common share has been computed based on the weighted average number of common and common equivalent shares outstanding.

NOTE 3.  SHORT-TERM INVESTMENTS

        Short-term investments consist of corporate bonds and U.S. agency securities with original maturities beyond three months and less than twelve months.

NOTE 4.  INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                    JUNE 30,     SEPTEMBER 30,
                                      1997           1996
                                  ----------     -------------
                                  (UNAUDITED)
Raw materials .................     $ 6,902         $ 6,497
Work-in-process ...............       1,246           1,053
Finished goods ................       4,969           2,286
                                    -------         -------
                                    $13,117         $ 9,836
                                    =======         =======


NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for the periods beginning after December 31, 1997. The Company does not believe it has any separately reportable segments.

NOTE 6.  SUBSEQUENT EVENT

        Subsequent to the end of its June 30, 1997 quarter, the Company developed and announced a plan to restructure its operations to reduce future worldwide operating costs. The plan principally relates to a reduction in its workforce by approximately 30% of its personnel. The plan is expected to be implemented in the Company's fourth quarter ending September 30, 1997 which will result in the recognition of approximately $800,000 in related expenses.



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

        Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties, including the rate of orders for the Company's products, the timely availability and acceptance of new products, changes in management of the Company, difficulties experienced by the Company with respect to hiring and retaining qualified personnel, the impact of competitive products and pricing, the impact of the Company's efforts to implement its evolving long-term strategy and the other risks detailed below including, without limitation, the risks described in the section labeled "Factors That May Affect Future Results," and the risks described from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Micronics Computers, Inc. operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of those risks.

        The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the volume and timing of orders received, potential cancellation or rescheduling of orders, competitive pressures, availability and cost of component parts and materials from the Company's suppliers, the adequate forecasting of the mixed product demand due to production lead times, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, research and development expenses associated with new product introductions, the timing and level of development costs, market cyclical nature of the semiconductor industry and economic conditions generally or in various geographic areas and the Company's ability to develop new product features.

        In recent quarters, the Company has experienced declining net sales and has incurred net losses as a result of competitive pressures and the effects of the loss of and slowing order rate from its major OEM and government customers. The Company's ability to reduce the trend of declining net sales, which have yielded net losses, is dependent on several factors including increased order rates for the Company's products, successful and timely development and market acceptance of the Company's next generation products, the availability of qualified sales and engineering personnel and successful competition with the Company's competitors on a price, service and performance basis. Many of these factors are not within the Company's control, and if order rates for the Company's products fail to increase, if the Company's next generation products are not successfully and timely developed and accepted by the Company's customers, or if the Company cannot successfully compete with its competitors, many of whom have substantially greater resources than the Company, the Company's net sales will continue to decline. To the extent that the Company is unable to offset such sales declines with cost reductions, recurring losses are likely.

COMPARISON OF RESULTS

        NET SALES Net sales were $22.3 million for the three months ended June 30, 1997, a decrease of 25% from $29.8 million for the similar period ended June 30, 1996. Net sales for the nine months ended June 30, 1997 totaled $82.7 million, down 37% from $130.6 million through last year's third quarter. The decreases in the quarter and the nine month net sales between comparable periods are principally attributable to lower sales to OEM and government markets.

        COST OF SALES/GROSS PROFIT The Company's gross profit as a percentage of net sales was 9.4% and 12.4% for the third quarter of fiscal 1997 and the third quarter of fiscal 1996, respectively. Gross profit margin percentage was 10.8% and 11.7% for the nine months ended June 30, 1997 and 1996, respectively. The decline in gross profit margin is primarily the result of intensive price competition and lower sales levels to cover the Company's manufacturing costs.

        OPERATING EXPENSES Operating expenses for the third quarter of fiscal 1997 decreased 13% or $.8 million from the comparable quarter in fiscal 1996 and were 13% or $2.2 million lower for the nine months ended June 30, 1997 compared to the prior year period. Research and development and general and administrative expenses decreased $.5 million for the three months ended June 30, 1997 to $2.8 million compared to $3.3 million for the comparable period ended June 30, 1996 and decreased $2.4 million for the nine months ended June 30, 1997 to $7.9 million compared to $10.3 million for the nine months ended June 30, 1996. Selling and marketing expenses also decreased $.2 million for the three month period ended June 30, 1997 to $2.3 million from $2.5 million for the comparable three month period but increased $.3 million to $7.0 million from $6.7 million for the comparable nine month periods ended June 30, 1997 and June 30, 1996, respectively. The net operating expense reductions in the three and nine month periods in fiscal year 1997 compared to fiscal year 1996 are due to decreases in the number of employees mainly attributable to the consolidation of Micronics and Orchid organizations offset by cost increases which are primarily the result of expanding sales and marketing efforts in the distribution and international sales channels.

        INTEREST AND OTHER INCOME AND EXPENSE Interest income for the quarter ended June 30, 1997 increased $104,000 or 37% compared to the prior year period and increased $467,000 or 91% for the first nine months of fiscal 1997 compared to the comparable prior year period due to higher invested balances. The Company did not incur any interest expense for the three and nine months periods ended June 30, 1997. Other expense for the nine months of fiscal year 1997 is primarily loan fees on the $20 million line of credit signed by the Company in September 1995.

        PROVISION FOR INCOME TAXES The Company's estimated effective tax rate was 0.0% and 41.0% for the nine months ended June 30, 1997 and 1996, respectively. The provision for income taxes for each period was computed by applying the estimated fiscal year effective tax rate (net federal and state statutory rate as adjusted for various tax credits and the estimated tax effect of certain permanent items) to income before income taxes for each period. At September 30, 1996, the Company established a full valuation allowance against its deferred tax assets, and the Company has recorded no additional benefit associated with its losses.

        SUBSEQUENT EVENT Subsequent to the end of its June 30, 1997 quarter, the Company developed and announced a plan to restructure its operations to reduce future worldwide operating costs. The plan principally relates to a reduction in its workforce by approximately 30% of its personnel. The plan is expected to be implemented in the Company's fourth quarter ending September 30, 1997 which will result in the recognition of approximately $800,000 in related expenses.

LIQUIDITY AND CAPITAL RESOURCES:

        Working capital at June 30, 1997 was $33.8 million, down $4.0 million from $37.8 million at September 30, 1996. The decrease in working capital was primarily due to continued losses and a decrease in accounts receivable of $6.4 million offset by an increase of $3.3 million in inventories. Accounts receivable decreased principally due to the lower sales in the quarter. The increase in inventories was primarily related to a change in the inventory management process by the Company's largest OEM customer, the impact of lower sales and the effect of new product introductions.

        At June 30, 1997, the Company's principal sources of liquidity included $22.7 million of cash and cash equivalents and short-term interest-bearing financial instruments. The Company also has a secured line of credit of $20 million. The Company has provided notice to the lender of the Company's decision to terminate this line of credit agreement as of September 11, 1997.

        Management believes existing cash and cash equivalents and short-term investments will provide sufficient funds to meet the Company's operating and capital requirements over the next twelve months provided the Company is able to maintain or increase its sales levels.

FUTURE BUSINESS PLANS:

        The Company has and continues to work with its financial advisor to identify attractive acquisition and strategic partner relationships. While ongoing opportunities are being explored, the Company will not be in a position to comment on any potential transaction until a binding agreement is reached, if any, and it is appropriate under applicable securities laws to make a public disclosure.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                         PART II - OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                11.01     Computation of Net Loss Per Share

                27.01     Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Micronics Computers, Inc.
                                         Registrant




Date:    August 14, 1997                 /s/ Bill R. Finley
     ----------------------              -------------------------------
                                         Bill R. Finley
                                         Vice President, Finance and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBITS
-------                       --------
11.01               Computation of Net Loss Per Share

27.01               Financial Data Schedule