Form 10-K
period 1997-09-30
MICRONICS COMPUTERS INC /CA
filed 1997-12-29
CIK 874737

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

                            45365 NORTHPORT LOOP WEST
                        FREMONT, CALIFORNIA 94538 - 6417
                                 (510) 651-2300
             (Address, including zip code, of registrant's principal
         executive offices and registrant's telephone number, including area code)
                      ------------------------------------

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, par value $.01
                      ------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates as of December 12, 1997 was $25,805,254 based on the closing sale price of such stock on the Nasdaq National Market. At December 12, 1997, there were 12,902,627 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS


                                                                              Page Number
                                                                              -----------
PART I

   ITEM 1   Business............................................................     3
   ITEM 2   Properties..........................................................     9
   ITEM 3   Legal Proceedings...................................................     9
   ITEM 4   Submission of Matters to a Vote of Securities Holders...............     9

PART II

   ITEM 5   Market for Registrant's Common Equity and Related Stockholder
            Matters.............................................................     9
   ITEM 6   Selected Financial Data.............................................    10
   ITEM 7   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................    11
   ITEM 7A  Quantitative and Qualitative Disclosures About Market Risks.........    15
   ITEM 8   Financial Statements and Supplementary Data.........................    15
   ITEM 9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures................................    15

PART III

   ITEM 10  Directors and Executive Officers of the Registrant..................    16
   ITEM 11  Executive Compensation..............................................    18
   ITEM 12  Security Ownership of Certain Beneficial Owners and Management......    21
   ITEM 13  Certain Relationships and Related Transactions......................    22

PART IV

   ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....    23

SIGNATURES  ....................................................................    26

CONSOLIDATED FINANCIAL STATEMENTS...............................................    27

SCHEDULE II - Valuation and Qualifying Accounts.................................    42


      Any statements contained herein that are forward-looking involve a number of risks and uncertainties. In addition to the factors discussed in this Report, among the other factors that could cause actual results to differ materially are the following: the Company's ability to retain existing and win new OEM business; business conditions and growth in the personal computer industry and general economy; change in customer order patterns including timing of delivery; competitive factors, such as the Company's and its competitors' ability to introduce new products; the acceptance of new products and price pressures; availability of third-party component products at reasonable prices; risk of nonpayment of accounts receivable; risk of inventory obsolescence due to shifts in market demand; meeting product introduction schedules; changes in the mix of system boards and Nucleus products; litigation involving intellectual property and consumer issues; and other factors listed from time-to-time in the Company's SEC reports.

                                     PART I

ITEM 1. BUSINESS

      Micronics Computers, Inc. is a supplier of advanced system boards for high-performance personal computers sold by original equipment manufacturers ("OEMs"), distributors and value-added resellers ("VARs"), graphics accelerator products and the Nucleus family of "barebones" system products

      A system board contains the microprocessor (central processing unit or "CPU"), supporting logic circuitry and memory components that form the core of a personal computer. The Company's research and development goal is to introduce new products in response to technological advances and changing market requirements, thereby allowing the Company's customers to deliver leading-edge products to their markets. In addition to its system board products, the Company markets graphics accelerator products and its Nucleus family of "barebones" system products. A barebones system includes a case, power supply and system board.

      Through its wholly-owned subsidiary, Orchid Technology ("Orchid"), Micronics designs, manufactures and markets an Orchid multimedia graphics accelerator add-in card. Orchid's design capabilities in graphics are currently being integrated onto the system board. The Company believes that further integration of multimedia technologies onto the system board will continue to enhance the Company's core system board business.

      The Company was incorporated in Delaware in April 1993 as a successor to a company previously incorporated in California in November 1986. The Company's executive offices are located at 45365 Northport Loop West, Fremont, California 94538, and its telephone number is (510) 651-2300. Unless the context otherwise requires, "Micronics" and the "Company" refer to Micronics Computers, Inc. and its subsidiaries.

BACKGROUND

      During the last decade, the personal computer industry has grown rapidly as technological advances and increased functionality, combined with lower pricing, have made personal computers essential tools for business use. An increasingly sophisticated user population is demanding faster, more powerful and highly reliable personal computers with advanced features at lower prices. The industry has responded with dramatic technological advances, with the more widely-accepted advances being adopted as industry "standards."

      By the mid-1980s, the personal computer industry had developed an industry-standard computer built around an Intel Corporation ("Intel") microprocessor, using an MS-DOS (IBM-compatible) operating system and an Industry Standard Architecture ("ISA") 16-bit data bus for controlling the flow of data through the computer.

      During the early 1990s, the PC market underwent a dramatic shift from character-based DOS programs to Graphical User Interfaces (GUIs). These new graphics-intensive operating systems and their applications place a much higher demand on video performance than older DOS programs. Two industry-standard designs emerged in response to the increased video performance requirements. The first design, called VL-Bus, was established by the Video Electronics Standards Association ("VESA") in 1992 and is characterized by an extremely efficient 32-bit wide data path, operating at the CPU's memory bus speed, which dramatically increases data throughput between the CPU and peripheral devices connected to the local bus. The second design, the Peripheral Component Interconnect ("PCI") local bus, developed in 1991, is a high-performance 32- or 64-bit-wide data pathway for communications between the CPU and peripherals. In June 1992, Intel and several other computer-industry companies, including Micronics, formed the

PCI Special Interest Group ("SIG") to develop and promote the PCI specification as an industry standard. The PCI local bus has gained significant market acceptance as the preferred technology for use with the Pentium microprocessor and other high performance CPUs.

      Driven by technological advances and the demands of the market, the market has migrated to systems using higher-performance Intel Pentium and Pentium Pro microprocessors and higher-speed 32-bit data buses. These more powerful CPUs are required in order to utilize the full capabilities of new software technology such as the popular Microsoft Windows 95 operating system.

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

PRODUCTS

      System Boards. Micronics specializes in the design and manufacture of system boards based on Intel Pentium(R), Pentium(R) Pro and Pentium(R) II, and AMD-K5(TM) and AMD-K6(TM) microprocessors. The Company's line of system boards gives its customers the flexibility of choosing the CPU, clock speed, memory configuration, bus architecture and form factor best suited to their specific needs. Micronics boards are available with a variety of clock speeds for Pentium and AMD class boards and with optional cache memory (memory reserved exclusively for the CPU), which allows the computer to run more efficiently. The Company's system boards use the PCI bus for high performance, ISA bus for input/output flexibility and AGP bus for greater bandwidth capacity, which provides a higher data transfer rate. Micronics recently introduced the Cyclone system board, which is designed for the NLX form factor. The NLX form factor provides easy installation and removal of the system board and better accessibility to upgradeable components. These advantages will enhance serviceability to reduce Total Costs of Ownership (TCO). In recent years, Micronics system boards have been typically sold without a CPU.

      All of the Company's boards can accommodate multiple peripheral devices and are designed and tested for compatibility with industry-standard software and hardware. All are compatible with the major operating systems and environments, including MS-DOS, OS/2, UNIX, Microsoft Windows 3.1, Windows 95 and NT, and Novell NetWare. The Company's system boards are incorporated in high-end personal computers that are used for a variety of sophisticated end-user applications, including computer-aided design ("CAD"), computer-aided manufacturing ("CAM"), desktop publishing, network file servers, UNIX servers and software development.

      The life of the Company's system board products generally range from three to nine months. Most of the Company's current system board products are mid- to end-of-life products. The Company anticipates that its next major product release will be made concurrent with the introduction by Intel of its BX chip product upon which the Company's new release is based. Although Intel currently has announced the release date of its BX chip for mid 1998, there is no assurance Intel will do so at that time or, if Intel's BX chip is released, Intel will not also release a system board that either meets the needs of the Company's customers at a lower price or that is technically superior to the Company's system board.

      Multimedia Products. The Company, through Orchid, offers graphics boards that provide accelerated, high-resolution graphics. Micronics' goal is to develop new and up-coming technology add-in peripheral products before they become standard features on a system board. The two important reasons why the industry accepts these add-in products are firstly, until the standards or features sets are well accepted, this approach of an add-in card is a lower risk approach to building computer systems and, secondly, initially the price points of advanced technology features are high and hence the functions incorporated in these add-in cards are not as widely sold as the general system boards. The latest product to be offered by Orchid is the Righteous(TM) 3D add-in card, introduced in September, 1996. This product brings arcade-level 3D graphics functionality to a PC system. Such a product is attractive to the PC gaming audience, whereas for non gamers, who do not use their PCs to play any kind of PC games, it is not a requirement, and hence, an add-in card lets systems companies and individual users tailor their product to the users requirement. The Company plans to introduce in the next fiscal year other products in the Righteous 3D family. This is a relatively new market segment, and it is still to be determined if this will be a successful business segment and if the Company can effectively participate in this market segment. Sales of the Righteous 3D add-in card, and other Orchid multimedia products accounted for less than 22% of the Company's revenue during the last quarter of fiscal year ended September 30, 1997 (referred to in this Report as 1997) and are currently $8.5 million in absolute dollars during the first quarter of 1998.

      Nucleus Systems. Nucleus products consist of a system board, power supply and case (either desktop or tower). Nucleus products are Federal Communications Commission ("FCC") Class B certified. Obtaining FCC approval on equivalent products can take as long as three months. Using a Nucleus product with the FCC pre-certification enables a customer to get its system product to market faster. In addition, Nucleus products reduce the time and staffing requirements necessary to source the system board, power supply and case separately. Sales of the Nucleus Systems accounted for less than 6% of the Company's revenue during the last quarter of 1997 and are currently $1.3 million in absolute dollars during the first quarter of 1998.

SALES, MARKETING AND CUSTOMER SUPPORT

      The Company markets its products primarily to original equipment manufacturers ("OEMs"), distributors and value-added resellers ("VARs") that assemble complete computer systems for sale to end users, and to certain distributors and VARs that resell the boards to smaller VARs and dealers. In the United States, Micronics sells to OEMs through its own sales force and to distributors and VARs through its own sales force and outside manufacturers' representatives. Internationally, the Company uses its own sales force and works with sales agents and distributors. Multimedia products are principally sold to international distributors, computer dealers and retail chains. Historically, the Company's business has been significantly more affected by technology trends than by seasonality.

      Distribution. Approximately 61%, 57% and 51% of the Company's net sales in 1997, 1996 and 1995, respectively, came from sales to OEMs. An OEM builds computer systems and sells them to end users under its own label. Sales to VARs (including system integrators such as EDS) and distributors accounted for approximately 29%, 35% and 40% in 1997, 1996 and 1995, respectively, of the Company's net sales. The increase in OEM sales and the decrease in distribution sales as a percent of net sales is due to the Company's decline in sales levels in 1997 as compared to 1996 and 1995, and the consistent sales levels during these same periods of the Company's largest OEM, Micron Electronics, Inc. The Company expects OEM sales to decline and distribution sales to increase as a percent of net sales in fiscal year 1998 due to much lower sales levels to Micron Electronics, Inc., at least for the first nine months of 1998. Certain VARs use the Company's system boards to build IBM-compatible personal computers that are sold to end users, while other VARs add components to the boards and resell them to other VARs and dealers. VARs generally do not sell products under a proprietary label. Sales to customers other than OEMs, VARs and distributors accounted for the remainder of the Company's net sales in 1997, 1996 and 1995 and include sales through sales agents and to other low-volume customers as well as some retail customers for the period following the acquisition of Orchid through the end of 1995. Revenue from sales to distributors is subject to agreements allowing limited rights of return and price protection. The Company provides reserves for estimated future returns, exchanges and price protection credits. Actual returns, exchanges and price protection credits have been within management's expectations.

      International Sales. International sales of the Company's products are handled by the Company's direct sales force, sales agents and distributors. Micronics' European sales are handled primarily by a subsidiary in the United Kingdom, as well as through distributors established in other international markets. In 1997, 1996 and 1995, international sales accounted for 15%, 18% and 27%, respectively, of the Company's net sales. The decrease in international sales in 1996 from 1995 is due to the Company having no sales to Osborne Computers in 1996, due to Osborne's bankruptcy. The Company estimates that international sales will increase as a percent of net sales in 1998 primarily due to increased sales in the European market. See Note 11 of Notes to Consolidated Financial Statements.

      Customers. Sales to OEMs and other large customers subject the Company to concentration risks in its customer base. The Company's three largest customers in 1997, Micron Electronics, Inc., Ingram Micro Inc. and Omni Tech Corp. combined for approximately 61% of net sales. In 1996 and 1995, three customers combined for approximately 71% and 47% of the Company's net sales, respectively. The Company's largest international customer in 1995, Osborne Computers in Australia, accounted for 11% of the Company's net sales in 1995. The Company did not have any sales to Osborne in 1996 and 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales" and Note 8 of Notes to Consolidated Financial Statements.

      The Company is estimating significantly lower sales levels in 1998 to one of its largest customers, Micron Electronics, Inc. The lower sales level is due to increased competition in the motherboard industry and inability to gain customer acceptance of certain of the Company's most recently released products.

      Generally, the Company has no long-term contractual arrangements with its OEM, VAR and distributor customers concerning purchases of the Company's products. The Company's customers are in the computer industry, which is subject to rapid technological change, product obsolescence and intense price competition. As customers react to variations in demand for their products and adjust their purchase orders, the Company may be subject to non-cancelable purchase orders with its suppliers and may recognize losses or write downs of inventories due primarily to the specialized nature of certain custom components and declines in market pricing of components. Order fluctuations and deferrals have had an adverse effect on the Company's operation in the past, and there can be no assurance that the Company will not experience such adverse effects in the future. The factors affecting the computer industry in general, or any of the Company's major customers in particular, will have a material adverse effect on the Company's results of operations.

      Backlog. The Company's customers generally order products on an as-needed basis. Distributors, VARs and retail customers may cancel or reschedule orders with little or no penalty. As a result, the Company believes that its backlog at any particular time is generally not indicative of its future level of sales.

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

      Customer Support. The Company believes that its customer service and technical support distinguish the Company from many other independent system board manufacturers. Major customers are contacted on a regular basis by the Company's sales and support personnel. In addition, the Company provides engineering assistance and helps its customers obtain any required certifications from the FCC. The Company also offers extensive user documentation and telephone support to assist its customers in their support of end users. The Company warrants its products against defects in materials and workmanship, generally from one to three years from the date of purchase.

RESEARCH AND DEVELOPMENT

      The Company believes that the ability to respond quickly to market demands, technological advances and changes in industry standards is critical to its success. Consequently, the Company spends substantial sums on research and development every year and works closely with its customers in establishing its research and development goals. Strong research and development has enabled the Company to remain price competitive in more mature product areas. This flexible development approach has allowed the Company to take advantage of the initial market for new products and technologies and remain price competitive as product prices decrease over time. During 1997, 1996 and 1995, research and development expenses were $5.5 million, $7.4 million and $7.1 million, respectively. See "Item 7."

Management's Discussion and Analysis of Financial Condition and Results of Operations - Research and Development."

MANUFACTURING

      Production. The Company maintains limited in-house manufacturing capabilities to support its engineering and preproduction manufacturing efforts and to provide limited quick-turnaround manufacturing. Prototypes of the Company's products are built primarily in the Company's production facility in Fremont, California. Volume manufacturing of system boards, including prototype boards, is performed principally in Taiwan by Orient Semiconductor Electronics Ltd. ("OSE"). The Company believes a short-term to mid-term material adverse effect on operations might result if the Company were forced to change suppliers for its system boards. The Company also uses other domestic and Taiwan-based manufacturers for all of its graphics products. The Company's engineering team works closely with the manufacturers to ensure that new products are smoothly transferred into volume production. All of the Company's products are tested after final assembly and before shipment to customers.

      Materials. The major components of the Company's system board products include chipsets, memory components and controller chips. An inability to obtain sufficient quantities of any of these components at commercially reasonable prices could have a materially adverse effect on the Company's financial condition and results of operations. Other than the Intel CPU, which the Company generally no longer ships with its system board products, to date, the Company has not experienced any serious difficulty in procuring a sufficient number of any of these components from available sources. The Company has no guaranteed supply arrangements and there can be no assurance that components will continue to be available or that prices will remain within an acceptable range. The Company purchases memory components from a variety of sources. There have been occasional shortages in the availability of certain memory components, although these shortages have not had a serious impact on the Company, to date, due to the close relationship the Company has with its key suppliers. The Company's graphics products include certain sole source components such as graphic controller chips. There have been occasional shortages in the availability of graphic chips and there can be no assurance that shortages of such components will not occur in the future which could result in shipping delays for these peripheral products and could have a material adverse effect on the Company's business. The lead times required to procure some components require the Company to order such components based upon estimates of demand rather than on firm orders. These estimates, when materially different than actual orders, increase the risk of accumulating excess and obsolete inventories. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cost of Sales/Gross Profit."

      The Company has a purchase commitment with one of its suppliers for $12 million in graphics chips. The ultimate value of this commitment to the Company is dependent on the Company's ability to sell its graphics add-on card in fiscal 1998. It is reasonably possible that the Company may not fulfill its sales projections for this product and therefore this commitment may have a material adverse effect on the Company's results of operations. The Company has from time to time faced a shortage of these core logic chipsets which have put at risk its relationships with its customers.

COMPETITION

      The markets in which the Company competes are intensely competitive. The Company competes with domestic system board manufacturers, including Intel Corporation, and with Taiwanese and other overseas manufacturers. All of the Company's competitors may have equal or substantially greater financial, technical, manufacturing and marketing resources than the Company. Additionally, the Company's line of multimedia products competes with those from established suppliers of multimedia products such as Creative Technology, Inc. and Diamond Multimedia Systems. In addition, OEMs that are currently the Company's customers may choose to produce system boards in-house. The competitive factors faced by the Company include price, time-to-market, brand name awareness, engineering expertise, product reliability and performance, customer support and access to distribution channels. The Company believes that it currently competes favorably in many of these areas. The increased participation by Intel in the system board market over the past four years has significantly increased the competitive environment in which the Company operates, raising the significance of several competitive factors including price, time-to-market and brand name awareness. There can be no assurance that companies with greater financial, technical, manufacturing and marketing resources, including Intel, will not continue to increase competition based upon these factors in the future and that this continued or increased competition will not have further adverse effects on the Company's business.

      The Company faces intense competition from Intel and has seen its customer base eroded by Intel. Many customers prefer purchasing motherboards from Intel in order to attain earlier access to Intel technology as well as to assure availability of products. Intel is the industry's dominant supplier of microprocessors which is the key to the products developed by the Company. In addition, the Company relies very heavily on Intel for its supply of core logic chipsets. The Company's current customer base is being targeted by Intel and other system board suppliers and there can be no assurance that the Company will be able to retain its customer base.

PROPRIETARY RIGHTS

The Company believes that its success depends primarily upon factors such as its responsiveness to customer needs and changing markets, the technological competence and innovative skill of its personnel and its marketing skills, rather than upon patent protection.

      As is common in the industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting intellectual property rights relating to certain of the Company's products and technologies. The Company is aware of several patents issued to third parties that may affect production of its system boards. Licensing of relevant patents has been completed at royalty rates acceptable to the Company. However, there can be no assurance that the Company will be able to obtain licenses of any intellectual property rights claimed by third parties in the future with respect to the Company's products or that any such licenses can be obtained on terms favorable to the Company. If the Company is unable to obtain licenses of protected technology, it could be prohibited from marketing products incorporating that technology. The Company could also incur substantial costs in redesigning its products or in defending any legal action taken against it. Should the Company be found to infringe the proprietary rights of others, the Company could be required to pay damages to the infringed party.

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

EMPLOYEES

      At November 30, 1997, the Company had 122 full-time employees, 37 in research and development, 28 in operations, 39 in sales, marketing and customer support and 18 in administration and finance. The Company's employees are not covered by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. Many of the Company's technical employees are critical to its success. The loss of one or more of these employees could have a material adverse effect on the Company's operations.

      The Company's management believes that the Company's future will depend, in part, on its ability to attract and retain qualified technical, sales, marketing, and management personnel. Such experienced personnel are in great demand, and the Company must compete for their services with other firms, many of which have greater financial resources than the Company. In addition, the Company has witnessed several companies which, from time to time, have targeted the Company's employees with very attractive salary and other compensation offers. There can be no assurance that the Company will be able to retain its key employees in the face of such competition for talent. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 2. PROPERTIES

      The Company's facility includes one building in Fremont, California totaling approximately 64,000 square feet and houses the principal activities of Micronics. The Company moved in its entirety to this new location effective January 1, 1997. The new location address for Micronics Computers, Inc. and Orchid Technology is 45365 Northport Loop West, Fremont, California 94538-6417. The main company telephone and fax numbers are telephone: (510) 651-2300 and fax: (510) 651-5612. Additionally, the Company leases, under operating leases not considered material to the Company, a sales and service office in the United Kingdom and an office in Taiwan housing certain sales, and manufacturing support activities.

ITEM 3. LEGAL PROCEEDINGS

      The Internal Revenue Service examinations of the Company's tax returns for fiscal years 1993 through 1995 have resulted in a preliminary finding that the Company owes additional taxes and interest amounting to approximately $3.9 million. Although it is reasonably possible the Company may incur a loss upon conclusion of this claim, the Company believes that adequate tax payments have been made and accruals recorded for all years, and that this matter will not have a significant material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the Nasdaq National Market under the symbol MCRN. The following table sets forth the high and low closing sale prices for the Company's common stock as reported by Nasdaq since the beginning of fiscal 1996..

                                                      High          Low
                                                      ----          ---

      October 1      -   December 31, 1995           4 7/8         3 1/4
      January 1      -   March 31, 1996              4 1/4         2 1/2
      April 1        -   June 30, 1996               3 3/8         2 1/2
      July 1         -   September 30, 1996          3             1 7/8
      October 1      -   December 31, 1996           2 7/8         2 5/32
      January 1      -   March 31, 1997              3             2 1/64
      April 1        -   June 30, 1997               3 7/8         1 25/32
      July 1         -   September 30, 1997          3 3/16        1 7/8

      The approximate number of record holders of the Company's Common Stock at December 4, 1997 was 478, which does not include those who hold in street or nominee name.

      Micronics has never paid any cash dividends. The Company currently plans to retain earnings, if any, for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

      The Company's Common Stock price may be subject to significant volatility. For any given quarter, a shortfall in the Company's announced revenue or earnings from the levels expected by the market could have an immediate and adverse effect on the trading price of the Company's Common Stock. The Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. In general, the Company participates in a very dynamic high technology industry which can result in significant fluctuations in the Company's Common Stock price at any time.

ITEM 6. SELECTED FINANCIAL DATA

      The following table summarizes selected consolidated financial information for each of the last five years ended September 30, 1997. This information should be read in connection with those consolidated financial statements and notes thereto.

STATEMENTS OF OPERATIONS:


                                                                   YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------------------------------------------
                                             1997            1996            1995            1994            1993
                                          ---------       ---------       ---------       ---------       ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales                                 $  99,276       $ 171,245       $ 234,077       $ 163,635       $ 182,213
Cost of sales                                90,820         152,069         214,492         142,544         148,109
                                          ---------       ---------       ---------       ---------       ---------
Gross profit                                  8,456          19,176          19,585          21,091          34,104
Operating expenses:
    Research and development                  5,492           7,391           7,147           6,378           6,410
    Selling and marketing                     8,296           9,073          12,953           8,320           7,365
    General and administrative .              5,173           6,430           7,098           4,169           4,805
    Write off of long-lived assets               --           1,673              --              --              --
    Write off of accounts receivable
       from Osborne Computers                    --              --          11,857              --              --
                                          ---------       ---------       ---------       ---------       ---------
       Total operating expenses              18,961          24,567          39,055          18,867          18,580
                                          ---------       ---------       ---------       ---------       ---------
Income (loss) from operations               (10,505)         (5,391)        (19,470)          2,224          15,524
Interest income                               1,189             745             372             606             811
Interest expense                                 --            (247)           (776)            (39)             (6)
Other income (expense), net                    (473)           (486)           (183)            815            (163)
                                          ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes            (9,789)         (5,379)        (20,057)          3,606          16,166
Provision (benefit) for income taxes             --           7,909          (7,221)          1,280           6,053
                                          ---------       ---------       ---------       ---------       ---------
Net income (loss)                         $  (9,789)      $ (13,288)      $ (12,836)      $   2,326       $  10,113
                                          =========       =========       =========       =========       =========
Net income (loss) per common share        $    (.70)      $    (.96)      $    (.95)      $     .20       $     .90
                                          =========       =========       =========       =========       =========
Common and common equivalent
    shares used in computing per
    share amounts                            14,006          13,805          13,513          11,886          11,297
                                          =========       =========       =========       =========       =========

BALANCE SHEET DATA:

                                                              SEPTEMBER 30,
                                      ----------------------------------------------------------
                                        1997         1996         1995         1994       1993
                                      ---------   ---------    ---------    ---------  ---------
                                                             (IN THOUSANDS)
Cash, cash equivalents and
    short-term investments......      $  23,190   $  23,064    $   4,588    $  20,496  $  23,655
Working capital.................         29,642      37,767       47,585       61,558     55,349
Total assets....................         49,649      61,563       93,254       93,740     76,574
Long-term debt..................             --          --          397        3,264         --
Stockholders' equity............         34,379      43,888       56,554       67,933     57,595

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

      Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties, including the rate of orders for the Company's products, the timely availability and acceptance of new products, changes in management of the Company, difficulties experienced by the Company with respect to hiring and retaining qualified personnel, the impact of competitive products and pricing, the impact of the Company's efforts to implement its evolving long-term strategy and the other risks detailed below including, without limitation, the risks described in this section labeled "Factors That May Affect Future Results," and the risks described from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

      In recent quarters, the Company has experienced declining net sales and has incurred net losses as a result of competitive pressures and the effects of the loss of and slowing order rate from its major OEM and government customers. The Company's ability to reduce the trend of declining net sales, which have yielded net losses, is dependent on several factors including increased order rates for the Company's products, successful and timely development and market acceptance of the Company's next generation products, the availability of qualified sales and engineering personnel and successful competition with the Company's competitors on a price, service and performance basis. Many of these factors are not within the Company's control, and if order rates for the Company's products fail to increase, if the Company's next generation products are not successfully and timely developed and accepted by the Company's customers, or if the Company cannot successfully compete with its competitors, many of whom have substantially greater resources than the Company, the Company's net sales will continue to decline. To the extent that the Company is unable to offset such sales declines with cost reductions, recurring losses are likely. The Company cannot at this time foresee when it again will reach profitability.

RESULTS OF OPERATIONS

      The percentage of net sales represented by certain line items in the Company's consolidated statements of operations for the periods indicated, and the percentage change in those line items from the prior period, are shown below. The Company refers to its fiscal year ended September 30, 1997, 1996, 1995 in this Item 7 as "1997", "1996" and "1995," without reference to the fact that these are fiscal, rather than calendar, years.


      PERCENTAGE OF NET SALES                                                PERCENT INCREASE,
      YEAR ENDED SEPTEMBER 30,                                                   (DECREASE)
--------------------------------                                           --------------------
   1997         1996        1995                                            1997          1996
-------     --------     -------                                           -------      -------

 100.0%       100.0%      100.0%       Net sales                             (42)%        (27)%
   91.5         88.8        91.6       Cost of sales                         (40)         (29)
-------     --------     -------
    8.5         11.2         8.4       Gross profit                          (56)          (2)
                                       Operating expenses:
    5.5          4.3         3.1         Research and development            (26)           3
    8.4          5.3         5.5         Selling and marketing                (9)         (30)
    5.2          3.8         3.0         General and administrative          (19)          (9)
     --          1.0          --         Write off of long-lived assets        *            *

                                         Write off of accounts receivable
     --           --         5.1         from Osborne Computers                *            *
-------     --------     -------
  (10.6)        (3.2)       (8.3)      Loss from operations                   95          (72)
    0.7           --        (0.3)      Interest  and other, net                *            *
-------     --------     -------
   (9.9)        (3.2)       (8.6)      Loss before income taxes               82          (73)
     --          4.6        (3.1)      Provision (benefit) for income taxes    *            *
-------     --------     -------
   (9.9)%       (7.8)%      (5.5)%     Net loss                              (26)%         4%
========    ========     ========

* Period-to-period change expressed as a percentage is not meaningful.


NET SALES

      Net sales decreased 42% from 1996 to 1997 and 27% from 1995 to 1996, both primarily the result of lower unit shipments combined with a decrease in average selling price (ASP). The decrease in ASP was the result of intense price pressure and maturation of the Pentium(R) products. In addition, the Company experienced a shift in sales from the higher ASP Government channel, into which the higher priced Nucleus system is shipped, to the lower ASP OEM channel, into which only system boards are shipped.

      The Company attempts to minimize sales price erosion by continually shifting its product mix to newer products based upon more powerful microprocessors, higher clock speeds, faster bus architectures and other advanced features for which the Company can often realize higher prices. However, the Company's current products are generally mid- to end-of-life products. Future revenue will depend on the level of sales to existing major customers, the ability to sign on new customers, the mix of products developed and sold by the Company and the Company's ability to maintain unit prices despite competitive pressures.

      The Company's customers are in the computer industry, which is subject to rapid technological change, product obsolescence and intense price competition. The factors affecting the computer industry in general, and the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.


COST OF SALES/GROSS PROFIT

      The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as changes in product mix, average selling prices and other costs associated with reserving for any excess/obsolete inventories. The Company's gross profit as a percentage of net sales was 8.5% for 1997, 11.2% for 1996 and 8.4% for 1995. The lower gross margin in 1997, as compared to 1996, is principally due to the effect of reducing high levels of inventory accumulated because of late product introductions during the second half of 1997. During the year, the Company provided approximately $3.0 million ($2.0 million in the fourth quarter) in additional inventory reserves to recognize the anticipated losses associated with the disposal of excess/obsolete inventories. Also, intense price competition contributed to lower margins in 1997. These increased inventory reserve costs were partially offset by reduced labor and overhead costs due to more efficient operations at the Company's headquarters.

      The increase in gross margin percentage in 1996 from the 1995 level was the result of reduced costs, such as reserves against excess/obsolete inventory and direct labor, associated with more efficiently procuring, managing and disposing of inventory. These savings were partially offset by lower cost-or-market inventory writedowns primarily related to price erosion in the memory component marketplace.


RESEARCH AND DEVELOPMENT

      The Company continues to invest in new product development efforts based on the latest technologies which is essential to developing new products. Research and development spending totaled $5.5 million for 1997 (5.5% of net sales), $7.4 million for 1996 (4.3% of net sales) and $7.1 million for 1995 (3.1% of net sales). The decrease in spending of $1.9 million during 1997 as compared to 1996 is due primarily to lower employee salaries and benefit expenses associated with lower employee headcount and lower material and overhead costs incurred in the prototyping of new products introduced in 1997. The increase in spending during 1996 as compared to 1995 is primarily due to higher employee costs. The Company expects to spend approximately the same amount in absolute dollars during 1998 as it did in 1997 on research and development activities.

      Many of the Company's technical employees are critical to its success. The loss of one or more of these employees could have a materially adverse effect on the Company's operations. The demand for key technical employees in the industry, and especially in the Silicon Valley, has become very intense. Companies have been luring away key employees with very attractive offers. The Company has lost, from time to time, some of its talent to this intense competition, and there can be no assurance that the Company will be able to hire and retain its key talent due to this intense competition.

SELLING AND MARKETING

      Selling and marketing expenses for 1997 decreased $0.8 million to $8.3 million (8.4% of net sales) from the 1996 spending of $9.1 million. The nominal decrease of expenses in 1997 is principally due to the favorable impact of the closure of two European sales offices for the full year.

      Fiscal year 1996 selling and marketing costs decreased $3.9 million to $9.1 million (5.3% of sales) from the 1995 spending of $13.0 million (5.5% of sales) primarily the result of consolidating the Micronics and Orchid sales and marketing activities, including eliminating two European sales offices. Cost savings resulting from consolidating the Orchid and Micronics sales and marketing activities were realized mostly in the second half of 1996. The Company anticipates that 1998 spending will continue at the approximate 1997 expense levels.

      The Company has had several personnel changes in its sales and marketing organization over the course of the year. Some of these changes have been due to attrition and some due to restructuring. The Company tries to find the best talent available; however, new employees have a ramp-up time to understand and learn the Company's products and channels, in addition to time required to build customer relationships. These changes could have a negative impact on the Company's future sales.


GENERAL AND ADMINISTRATIVE

      General and administrative spending was $5.2 million, $6.4 million and $7.1 million for fiscal years 1997, 1996 and 1995, respectively. The decrease of $1.2 million in 1997 to $5.2 million from 1996 expenses of $6.4 million is due to the further consolidation of Micronics, Orchid and Microniche functions and the elimination of costs from operating in a consolidated group rather than three individual administrative organizations and the impact of the closure of two European sales offices for the full year. The lower spending in 1996 was the result of a return to more normal spending levels than the Company had in 1995 when expenditures for legal and professional services were approximately $400,000 higher than normal, the result of activities associated with the Osborne Computers bankruptcy filing and a $200,000 increase in the Company's cost of directors' and officers' insurance.

      The Company has had several personnel changes in its general and administrative organization over the year. Some of these changes have been due to attrition and some due to restructuring. The Company tries to find the best talent available; however, new employees have a ramp-up time to understand and learn the Company's systems and operating procedures. These changes could have a negative impact on the Company's administrative activities. The Company expects to spend approximately the same amount during 1998 as it did in 1997 on general and administrative activities.


WRITE DOWN OF LONG-LIVED ASSET

      In August 1994, the Company acquired its wholly owned subsidiary Orchid Technology. The acquisition was accounted for using the purchase method which resulted in the Company recognizing approximately $2.4 million in goodwill. In the fourth quarter of fiscal 1996, the Company assessed the future recoverability of the remaining $1.7 million of goodwill. Based upon the risks associated with changes in the marketplace which include intense pricing pressure associated with Orchid's multimedia products, frequent changes in technology and the cost of penetrating the retail sales channel, the Company determined that the realizability of the remaining goodwill was uncertain and had become impaired. Accordingly, the Company wrote off the $1.7 million remaining balance.


WRITE OFF OF ACCOUNTS RECEIVABLE FROM OSBORNE COMPUTERS

      In June 1995, Osborne Computers in Australia (Osborne), one of the Company's then largest customers, entered a voluntary administration, the Australian equivalent of a Chapter 11 bankruptcy filing in the United States. In August 1995, the Australian administrator approved the terms of the acquisition of the business and assets of Osborne by Gateway 2000, Inc., a U.S. personal computer manufacturer. This acquisition resulted in 80 percent ownership in the new company, Osborne Gateway 2000 Pty. Ltd., by Gateway 2000 and 20 percent ownership by Micronics subject to a right to repurchase held by Gateway 2000 at a specified price. As a result of the administration and the Company's agreement with Gateway 2000, the Company wrote off $11.9 million of accounts receivable from Osborne in the quarter ended June 30, 1995. The Company sold its 20% interest in Osborne Australia to Gateway 2000 in November 1996 for $794,000.

INTEREST AND OTHER, NET

      Interest income was $1,189,000, $745,000 and $372,000 in 1997, 1996 and
1995, respectively. The increases from 1996 to 1997 and from 1995 to 1996 were in both periods the result of much higher average cash levels which were invested. The Company expects future interest income to decline as it uses cash to fund operations.

      Interest expense was $0, $247,000 and $776,000 in 1997, 1996 and 1995,
respectively. The lower costs in 1997 and 1996 are the result of no borrowing on the Company's line of credit during 1996 and 1997 and full repayment in 1996 of the mortgage which was secured by a building acquired as part of the Orchid acquisition. The 1995 spending includes a full year's interest on notes payable described above and interest on utilization of the Company's line of credit. During 1995 the Company drew up to $9 million on its line of credit over a period of approximately five months. The lack of interest expense in 1997 is likely to continue in 1998 because of the cash and cash equivalents available for investing and other operating requirements.

      Other expense in 1997 and 1996 of $473,000 and $486,000, respectively, is primarily attributable to the amortization of deferred financing costs and other financing costs associated with acquiring and maintaining the Company's line of credit, which expired in September 1997 and was not renewed, along with foreign currency exchange losses. Other expense in 1995 of $183,000 is principally foreign currency exchange losses.

PROVISION (BENEFIT) FOR INCOME TAXES

      The Company recorded no tax expense in 1997. In 1996 the Company recorded tax expense of $7.9 million related principally to an increase in the valuation allowance associated with deferred tax assets due to continued operating losses and the uncertainty of the realization of such assets. In 1995 the Company recognized a tax benefit of $7.2 million or a 36% effective tax rate due to operating losses. See Note 9 to the Consolidated Financial Statements.


INTERNAL REVENUE SERVICE EXAMINATION

      The Internal Revenue Service examinations of the Company's tax returns for the fiscal years 1993 through 1995 have resulted in a preliminary finding that the Company owes additional taxes and interest amounting to approximately $3.9 million. Although it is reasonably possible the Company may incur a loss upon conclusion of this claim, management believes that adequate tax payments have been made and accruals recorded for all years, and that this matter will not have a significant material adverse effect on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital at September 30, 1997 was $29.6 million, down from $37.8 million and $47.6 million at the end of 1996 and 1995, respectively. Cash, cash equivalents and short-term investments of $23.2 million increased slightly from $23.1 million at the end of 1996, the result of the net loss of $9.8 million offset by a $10.4 million decrease in accounts receivable.

      At September 30, 1997, the Company's principal sources of liquidity included $23.2 of cash, cash equivalents and short-term interest-bearing financial instruments. See Note 2 to the Consolidated Financial Statements.

      Management believes existing cash, cash equivalents and short-term investments will provide sufficient funds to meet the Company's operating and capital requirements for at least the next year. The Company does not expect to generate positive cash flow in the foreseeable future.

      On November 24,1997, the Company repurchased on the open market from a single shareholder approximately 1.2 million shares of its outstanding common stock for a cash price less than market, or approximately $2.4 million. These shares have been retired. See Item 13 - Certain Relationships and Related Transactions.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


      Information concerning executive officers and directors of the Company as of September 30, 1997 is set forth below:

          NAME               AGE                 PRINCIPAL OCCUPATION
          ----               ---                 --------------------

William Earle Shelander      44          Chairman of the Board of Directors and Chief
                                         Executive Officer

Diane Simon (1)              61          Private Investor

James Timmons (1)            42          Partner, Glenwood Capital and Redwood Partners

Fred Dietrich                59          President

Bill  R. Finley              57          Vice President, Finance and Chief Financial
                                         Officer

William Crouch               50          Vice President, Sales and Marketing

Wun-Yann Liao                42          Vice President, Operations

Larry Smith                  52          Vice President, Research and Development

(1)   Current member of the Compensation Committee and the Audit Committee.

      Mr. Shelander has been the Company's Chairman of the Board and Chief Executive Officer since September 1997, and has been a director of the Company since September 1990. Mr. Shelander also serves as a general partner of Palmer East West Capital, a venture capital firm. From June 1995 to October 1996, he was Co-President of JAFCO America Ventures, Inc., a venture capital firm and the United States subsidiary of Japan Associated Finance Co., Ltd., a public company listed on the Tokyo over-the-counter market. Japan Associated Finance Co., Ltd. and two investment partnerships affiliated with JAFCO America Ventures, Inc. are investors in the Company. From October 1988 to June 1995, Mr. Shelander was General Manager, and from June 1986 to October 1988 he was an Associate, of JAFCO America Ventures, Inc. He previously served as National Product Manager of Liquid Air Corporation and was a systems engineer with Union Carbide Corporation. Mr. Shelander holds a BS in industrial and systems engineering from the Georgia Institute of Technology, an MSE in chemical engineering from West Virginia College of Graduate Studies and an MBA from Stanford University.

      Ms. Simon has been a director of the Company since February 1997, and is a private investor. From November 1996 to October 1997, Ms. Simon served as Vice President Operations and Controller for Lumina Office Products, a multi-functional office equipment manufacturer. From January 1996 to November 1996, she was Chief Operating Officer of Wood Associates, a promotional merchandising company. From January 1995 to December 1995, she was Vice President Operations for Aureal Semiconductor, a developer of semiconductor devices. From 1981 to January of 1995 she was Vice President Operations of Wyse Technology, a computer systems and terminal manufacturer. Ms. Simon holds a BA and an MA from the City University of New York.

      Mr. Timmins has been a director of the Company since September 1997, and has been a partner of Glenwood Capital since September 1991, and a partner of Redwood Partners since August 1995, both of which are venture buyout firms. Mr. Timmins holds a BA from the University of Toronto and a MBA from Stanford University.

      Mr. Dietrich has been the Company's President since September 1997. He continues to hold the position of President and Chief Operating Officer of Pentad Securities, Inc., an investment company. He has held this position since 1992. Mr. Dietrich holds an AA in business from Chicago City College and an MBA equivalent from New York Graduate School of Business.

      Mr. Finley has been the Company's Vice President, Chief Financial Officer and Secretary since January 1997. Prior to joining the Company, Mr. Finley was Chief Financial Officer for Vanguard Automation, Inc., a semiconductor equipment company in Tucson, Arizona. From January 1992 until November 1994, he was CFO and President of Ramtek Corporation, a computer peripheral products company. Mr. Finley holds a BS in business administration from Oregon State University and an MBA from University of California, Berkeley. He is a CPA.

      Mr. Crouch has been the Company's Vice President, Sales and Marketing since August 1996. From April 1995 to May 1996, he was Director, Sales and Marketing at Fujitsu Microelectronics, Inc. From January 1992 to April 1995, he was Executive Vice President of Aztech Labs, Inc. Mr. Crouch holds a BA in economics and communications from the University of Arizona.

      Mr. Liao has been Vice President, Operations since July 1996. He continues to hold the post of President and CEO of Microniche Information Systems, a wholly-owned subsidiary. Prior to joining the Company, Mr. Liao worked as Chief Technologist at Arche Technologies, Inc. He has held various other programming-related jobs with companies including National Semiconductor, DSC and American Microsystems, Inc. Mr. Liao holds a BS in electrical engineering from National Taiwan University and an MS in computer science from the University of California, Santa Barbara.

      Mr. Smith has been the Company's Vice President, Engineering since November 1996. He was Director, Technical Services from August 1996 to November 1996. Prior to joining the Company, Mr. Smith was Software Designer from November 1995 to August 1996 for Tandem Computers, Inc. and Project Manager from January 1989 to October 1995 at Wyse Technology. Mr. Smith holds a BS in electrical engineering from the University of Minnesota.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years 1995, 1996 and 1997 to the Named Officers. This information includes the dollar values of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. The Company does not grant SARs and has no long-term compensation benefits other than stock options.

                                                                       LONG-TERM
                                                                     COMPENSATION
                                            ANNUAL COMPENSATION         AWARDS
                                            -------------------      ------------
                                                                        OPTIONS       ALL OTHER
                                                            BONUS       (NO. OF      COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR       SALARY ($)       ($)(1)      SHARES)          ($)(2)
-------------------------------------------------------------------------------------------------
William E. Shelander (3)        1997       $ 31,615             --        100,000        $   43
Chairman of the Board,          1996         22,500             --             --            --
Chief Executive Officer         1995         23,625             --         30,000            --

William Crouch                  1997       $145,000             --         55,000        $1,359
Vice President                  1996         16,731             --             --           279
Sales and Marketing             1995             --             --             --            --

Bill R. Finley                  1997       $ 99,615             --         65,000        $1,144
Vice President, Finance         1996             --             --             --            --
Chief Financial Officer         1995             --             --             --            --
and Secretary

Wun-Yann Liao                   1997       $146,731             --         15,000        $1,860
Vice President                  1996        162,039             --         50,000         1,541
Operations                      1995        141,678         $6,270         10,000         1,362

Larry Smith                     1997       $119,327             --         65,000        $  754
Vice President                  1996         16,058             --             --           227
Engineering                     1995             --             --             --            --

Shanker Munshani                1997       $270,000             --         75,000        $2,242
Former President, Chief         1996        198,269             --        100,000         1,656
Executive Officer and           1995        146,154         $8,859        100,000           847
Secretary

(1) Represents bonuses earned for services rendered during the fiscal year listed, even if paid after the end of the fiscal year.

(2) Perquisites are excluded as their aggregate value did not meet the reporting threshold of the lesser of $50,000 or 10% of the individual's salary plus bonus. Represents insurance premiums paid by the Company with respect to term life insurance for the benefit of the Named Officers ($206 and $77 for Messrs. Liao and Munshani, respectively, in fiscal 1995; $279, $376, $227 and $791 and for Messrs. Crouch, Liao, Smith and Munshani, respectively, in fiscal 1996; $43, $453, $497, $588, and $918 for Messrs. Shelander, Crouch, Liao, Smith and Munshani, respectively, in fiscal
      1997), and Company matching contributions to the Company's 401(k) plan ($1,156 and $770 for Messrs. Liao and Munshani, respectively, in fiscal 1995; $1,165 and $865 for Messrs. Liao and Munshani, respectively, in fiscal 1996; and $906, $1,144, $1,363, $166, and $1,324 for Messrs.
      Crouch, Finley, Liao, Smith, and Munshani, respectively, in fiscal 1997).

(3) Salary includes $27,000, $22,500 and $23,625 in fees paid to Mr. Shelander as director fees in fiscal 1997, 1996 and 1995 respectively.

STOCK OPTIONS AND OPTION GRANTS IN FISCAL 1997

      The following table sets forth information concerning option grants during the fiscal year ended September 30, 1997 to each of the Named Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                POTENTIAL REALIZABLE VALUE
                                                                                    AT ASSUMED ANNUAL
                                                                                         RATES OF
                                                                                 STOCK PRICE APPRECIATION
                                         INDIVIDUAL GRANTS                           FOR OPTION TERM (1)
                         ---------------------------------------------------    --------------------------
                                     % of Total
                                      Options
                         Options     Granted to     Exercise
                         Granted    Employees in     Price        Expiration
Name                     (#) (2)   Fiscal Year(3)    ($/Sh)           Date          5% ($)      10% ($)
----                     -------   -------------- -----------    -------------     -------     --------

William E. Shelander..   100,000      10.2%          $2.44           09/02         $67,344     $148,812

William Crouch........    55,000       5.6        2.38 - 2.44    12/01 - 03/02      28,180       69,826

Bill R. Finley........    65,000       6.6        2.44 - 2.48    O1/02 - 03/02      44,395       98,095

Wun-Yann Liao.........    15,000       1.5           2.44            03/02          10,102       22,322

Larry Smith...........    65,000       6.6        2.38 - 2.44    12/01 - 03/02      34,914       84,707

Shanker Munshani......    75,000       7.7           2.44            03/02          50,508      111,609

(1) The 5% and 10% assumed rates of annual compound stock price appreciation are mandated by rules of the SEC and do not represent the Company's estimate or projection of future Common Stock prices. No value is reported for options that expired without being exercised.

(2) Stock options are granted with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Options generally become exercisable (a) as to grants made to optionees who have not yet received an option under the plan and who have been hired by, or commenced their relationship with, the Company within one year prior to the grant date of the first such option, as to 25% of the shares subject to the option on a date one year after the vesting start date specified by the Board (generally, the hire date), with the remainder to vest in equal amounts per month over the following three-year period and (b) as to options granted to all other optionees, in equal amounts per month over the four-year period commencing with the vesting start date specified by the Board (generally the date of grant).

(3) The Company granted options to purchase 979,200 shares in fiscal 1997. The following table sets forth information concerning the number and value of unexercised stock options held at September 30, 1997 by each of the Named Officers.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

                                                                                                 VALUE OF UNEXERCISED
                                                              NUMBER OF UNEXERCISED               IN-THE-MONEY OPTIONS
                           SHARES                               OPTIONS AT 9/30/97                  AT 9/30/97 ($)(1)
                         ACQUIRED ON      VALUE                    EXERCISABLE                        EXERCISABLE
NAME                     EXERCISE (#)  REALIZED ($)               UNEXERCISABLE                       UNEXERCISABLE
----                     ------------  ------------         ------------------------            -------------------------

William E. Shelander         --              --              20,000            110,000               --                --

William Crouch......         --              --              13,542             41,458               --                --

Bill R. Finley......         --              --                   0             65,000               --                --

Wun-Yann Liao.......         --              --              25,208             49,792           $1,094            $2,658

Larry Smith.........         --              --              13,542             51,458               --                --

Shanker Munshani....         --              --             125,000            150,000               --                --

(1) These values have not been and may never be realized. They are based on the positive spread between the respective exercise prices of outstanding stock options and the closing price of the Company's Common Stock on September 30, 1997 ($2.25).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of December 1, 1997 with respect to the beneficial ownership of the Company's Common Stock by: (a) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (b) each director; (c) each of the Company's executive officers who earned in excess of $100,000 from the Company during fiscal 1997, and one highly compensated executive officer who was not serving as an executive officer at the end of fiscal 1997 (together, the "Named Officers"); and (d) all executive officers and directors as a group.

                                         AMOUNT AND NATURE
  NAME AND ADDRESS                         OF BENEFICIAL
OF BENEFICIAL OWNER                         OWNERSHIP(1)    PERCENT OF CLASS
-------------------                      -----------------  ----------------

Dimensional Fund Advisors ............        761,100            5.9%
1299 Ocean Ave., 11th Floor
Santa Monica, CA 90401

Ira Albert ...........................        759,500            5.9%
1304 SW 160th Ave., Ste. 209
Ft. Lauderdale, FL 33326

Capital Technology, Inc. .............        692,800            5.4%
8314 Pineville Matthews Road
Charlotte, NC 28226

Shanker Munshani (2) .................        166,281            1.3%

William E. Shelander (3) .............         58,667            *

William Crouch (4) ...................         17,708            *


Bill R. Finley (5) ...................         14,586            *


Wun-Yann Liao (6) ....................         45,961            *

Larry Smith (7) ......................         17,708            *


Diane Simon (8) ......................          5,000            *

James Timmins ........................             --            *

All current officers and directors
as a group (7 persons) (9)............        159,630            1.2%

* Less than 1%.

(1) Unless otherwise indicated below, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Comprised of 19,406 shares owned by Mr. Munshani and 146,875 shares subject to options exercisable within 60 days after December 1, 1997. Mr. Munshani is no longer affiliated with the Company.

(3) Comprised of 17,000 shares owned by Mr. Shelander and 41,667 shares subject to options exercisable within 60 days after December 1, 1997. Mr. Shelander is an executive officer and a director of the Company.

(4) Represents 17,708 shares subject to options exercisable within 60 days after December 1, 1997. Mr. Crouch is an executive officer of the Company.

(5) Comprised of 2,086 shares owned by Mr. Finley and 12,500 shares subject to options exercisable within 60 days after December 1, 1997. Mr. Finley is an executive officer of the Company.

(6) Comprised of 14,815 shares owned by Mr. Liao and 31,146 shares subject to options exercisable within 60 days after December 1, 1997. Mr. Liao is an executive officer of the Company.

(7) Represents 17,708 shares subject to options exercisable within 60 days after December 1, 1997. Mr. Smith is an executive officer of the Company.

(8) Represents 5,000 shares subject to options exercisable within 60 days after December 1, 1997. Ms. Simon is a director of the Company.

(9) Comprised of 33,901 shares owned and 125,729 shares subject to options exercisable within 60 days of December 1, 1997, representing the shares referenced in notes (3), (4), (5), (6), (7) and (8) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On or about November 17, 1997 a principal stockholder of the Company, the Lindner Fund, sold approximately 200,000 shares of the Company's Common Stock in the open market. On November 24, 1997, the Company purchased 1,208,900 shares of its Common Stock from the Lindner Fund in the open market after being contacted by the Lindner fund's broker with an offer to sell additional shares to the Company. The Company paid $2.00 per share in cash for the Common Stock held by the Lindner Fund. The Sales price of the Company's Common Stock in the open market prior to the sale was $ 2.25 per share, resulting in a purchase by the Company of the Lindner Fund Common Stock at a price below market and a sale by the Lindner Fund of its complete holdings of the Company's capital stock.

      In September 1997, the Company and Shanker Munshani, the Company's then current President and Chief Executive Officer, agreed to terminate Mr. Munshani's employment and his position as a director of the Company. In order to provide continuity for the Company's management, the Company entered into a nine-month consulting arrangement pursuant to the terms of a written Consulting Agreement. Under the Consulting Agreement, Mr. Munshani will be paid $19,166.67 per month for his consulting services not to exceed 10 hours per week during the nine-month consulting period and will receive COBRA insurance benefits at the Company's expense. Mr. Munshani's options will continue to vest during the consulting period. The Consulting Agreement contains a mutual general release and restates Mr. Munshani's continuing obligation to maintain the confidentiality of the Company's proprietary and confidential information.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)(1) Financial Statements

      The following financial statements of the Registrant are filed as part of this report:

                                                                                                     Page
                                                                                                     ----

Report of Independent Auditors .....................................................................   27

Consolidated Balance Sheets as of September 30, 1997 and September 30, 1996 ........................   28

Consolidated Statements of Operations for the years ended September 30, 1997, September 30, 1996
       and September 30, 1995 ......................................................................   29

Consolidated Statements of Stockholders' Equity for the years ended September 30, 1997,
       September 30, 1996 and September 30, 1995 ...................................................   30

Consolidated Statements of Cash Flows for the years ended September 30, 1997, September 30, 1996
       and September 30, 1995 ......................................................................   31

Notes to Consolidated Financial Statements .........................................................   32

            (a) (2) Financial Statement Schedules

      The following financial statement schedule of the Registrant is filed as part of this report:

Schedule II   --  Valuation and Qualifying Accounts.................................................   42

      All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.


            (a) (3) Exhibits



  Exhibits
  --------

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

        3.01    Certificate of Incorporation

        3.02    Bylaws

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

        10.01*  1989 Stock Option Plan, as amended to date

        10.02* Form of Non-Qualified Stock Option Agreement for options granted prior to January 1, 1990

        10.03*  Employee Stock Purchase Plan as amended to date

        10.04* Form of Indemnification Agreement entered into by the Registrant with each of its current directors and executive officers

        10.05*  1992 Directors Stock Option Plan and related documents

        10.06** Shareholder Agreement between Micronics Computers, Inc., (a
                Delaware corporation), and Gateway 200, Inc., (a Delaware corporation) dated as of July 27, 1995, as amended by letter agreement dated August 2, 1995

        10.07** Letter agreement dated August 2, 1995 between Micronics
                Computers, Inc., and Gateway 2000, Inc. as amended by letter agreement Dated September 27, 1995

        10.08** Letter of Intent, dated February 25, 1997 between the Company and Micron Electronics

        10.09* Employment Agreement dated March 14, 1997 between the Company and Shanker Munshani

        10.10* Consulting Agreement dated September 8, 1997 between the Company and Shanker Munshani

        11.01   Computation of Net Loss Per Share

        23.01   Consent of KPMG Peat Marwick LLP

        27.01   Financial Data Schedule

(A)     Filed herewith.

(B) Filed as an Exhibit to Form S-8 Registration Statement (File No. 33-89588) and incorporated herein by reference.

(C) Filed as an Exhibit to Form 10-Q Quarterly Report for the quarter ended March 31, 1997 and incorporated herein by reference.

(D) Filed as an Exhibit to Form 10-Q Quarterly Report for the quarter ended December 31, 1995 and incorporated herein by reference.

(E) Filed as an Exhibit to Form 8-K as filed with the Securities and Exchange Commission on August 29, 1994.

(F) Filed as an Exhibit to Form 8-K as filed with the Securities and Exchange Commission on August 12, 1993.

(G) Filed as an Exhibit to Form 10-K Annual Report for the year ended September 30, 1993 and incorporated herein by reference.

(H) Filed as an Exhibit to Form S-1 Registration Statement (File No. 33-40388) and incorporated herein by reference.

(I) Filed as an Exhibit to Form S-8 Registration Statement (File No. 33-47885, as amended) and incorporated herein by reference.

(J) Filed as an Exhibit to Form S-8 Registration Statement (File No. 33-67468) and incorporated herein by reference.

* Indicates an agreement between the registrant and a member of the registrant's management or an employee benefit plan.

** Confidential treatment has been granted with respect to portions of this document.

        (b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        Micronics Computers, Inc.


        By: /s/ BILL R. FINLEY                          Date: December 29, 1997
            ----------------------------------------          -----------------
            Bill R. Finley, Vice President, Finance
            and Chief Financial Officer


                                POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Bill R. Finley, his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intent and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

        Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                                  TITLE                           DATE
----                                                  -----                           ----

/s/ WILLIAM SHELANDER               Chairman of the Board,                           12/29/97
------------------------------      Chief Executive Officer
William Shelander                   and Director (Principal Executive Officer)


/s/ BILL R. FINLEY                  Vice President, Finance and                      12/29/97
------------------------------      Chief Financial Officer (Principal Financial
Bill R. Finley                      Officer and Principal Accounting Officer)



/s/ DIANE SIMONS                    Director                                         12/29/97
------------------------------
Diane Simons


/s/ JIM TIMMINS                     Director                                         12/29/97
------------------------------
Jim Timmins

                         Report of Independent Auditors


The Board of Directors and Stockholders
Micronics Computers, Inc.:

We have audited the accompanying consolidated balance sheets of Micronics Computers, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micronics Computers, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                       /s/ KPMG PEAT MARWICK LLP

San Jose, California
November 7, 1997, except as to Note 12
which is November 24, 1997

                           MICRONICS COMPUTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              SEPTEMBER 30,
                                                                          ----------------------
                                                                           1997           1996
                                                                          -------        -------
                                             ASSETS

Current assets:
  Cash and cash equivalents ............................................  $22,690        $19,876
  Short-term investments ...............................................      500          3,188
  Accounts receivable, net of allowance for doubtful
     accounts ($755 in 1997 and $313 in 1996) ..........................   10,325         20,685
  Inventories ..........................................................    9,853          9,836
  Prepaid expenses and other assets ....................................    1,544          1,857
                                                                          -------        -------
     Total current assets ..............................................   44,912         55,442

Property and equipment, net ............................................    4,698          5,298
Other assets ...........................................................       39            823
                                                                          -------        -------
                                                                          $49,649        $61,563
                                                                          =======        =======

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................  $ 8,304        $11,587
  Other accrued liabilities ............................................    6,966          6,088
                                                                          -------        -------
     Total current liabilities .........................................   15,270         17,675

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
     authorized, none outstanding ......................................       --             --
  Common stock, $.01 par value; 30,000 shares authorized, 14,079 and 13,866 shares outstanding at September 30, 1997
     and 1996, respectively ............................................      142            139
Additional paid-in capital .............................................   33,308         32,968
Retained earnings ......................................................      929         10,718
Unrealized gain on investments .........................................       --             63
                                                                          -------        -------
     Total stockholders' equity ........................................   34,379         43,888
                                                                          -------        -------
                                                                          $49,649        $61,563
                                                                          =======        =======

          See accompanying notes to consolidated financial statements.

                            MICRONICS COMPUTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              YEAR ENDED SEPTEMBER 30,
                                                   ---------------------------------------------
                                                      1997              1996             1995
                                                   ---------         ---------         ---------

Net sales ....................................     $  99,276         $ 171,245         $ 234,077
Cost of sales ................................        90,820           152,069           214,492
                                                   ---------         ---------         ---------
Gross profit .................................         8,456            19,176            19,585
Operating expenses:
  Research and development ...................         5,492             7,391             7,147
  Selling and marketing ......................         8,296             9,073            12,953
  General and administrative .................         5,173             6,430             7,098
  Write off of long-lived assets .............            --             1,673                --
  Write off of accounts receivable
        from Osborne Computers ...............            --                --            11,857
                                                   ---------         ---------         ---------
     Total operating expenses ................        18,961            24,567            39,055
                                                   ---------         ---------         ---------
Loss from operations .........................       (10,505)           (5,391)          (19,470)
Interest income ..............................         1,189               745               372
Interest expense .............................            --              (247)             (776)
Other (expense), net .........................          (473)             (486)             (183)
                                                   ---------         ---------         ---------
Loss before income taxes .....................        (9,789)           (5,379)          (20,057)
Provision (benefit) for income taxes .........            --             7,909            (7,221)
                                                   ---------         ---------         ---------
Net loss .....................................     $  (9,789)        $ (13,288)        $ (12,836)
                                                   =========         =========         =========
Net loss per common share ....................     $    (.70)        $    (.96)        $    (.95)
                                                   =========         =========         =========
Common and common equivalent shares used in
  computing per share amounts ................        14,006            13,805            13,513
                                                   =========         =========         =========


          See accompanying notes to consolidated financial statements.

                            MICRONICS COMPUTERS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                          ADDITIONAL                   UNREALIZED
                                           COMMON STOCK         PAID-IN    RETAINED     TREASURY     GAIN (LOSS) ON
                                       SHARES       AMOUNT      CAPITAL    EARNINGS       STOCK        INVESTMENTS     TOTAL
                                      --------     --------    --------   ----------    --------     --------------   --------

Balances at September 30, 1994 ...      13,194     $    132    $ 30,959    $ 36,842         $ --            $  --     $ 67,933
    Stock issued under option
        plans ....................         372            4       1,002          --           --               --        1,006
    Stock issued under employee
        stock purchase plans .....         156            1         544          --           --               --          545
    Income tax benefit from
        employee stock plans .....          --           --         172          --           --               --          172
    Stock repurchased ............         (50)          --          --          --         (262)              --         (262)
    Unrealized loss on investments          --           --          --          --           --               (4)
                                                                                                                            (4)
    Net loss .....................          --           --          --     (12,836)          --               --      (12,836)
                                      --------     --------    --------    --------     --------         --------     --------

Balances at September 30, 1995 ...      13,672          137      32,677      24,006         (262)              (4)      56,554
    Stock issued under option
        plans ....................           3           --           8          --           --               --            8
    Stock issued under employee
        stock purchase plans .....         191            2         283          --          262               --          547
    Unrealized gain on investments           -           --          --          --           --               67           67
    Net loss .....................          --           --          --     (13,288)          --               --      (13,288)
                                      --------     --------    --------    --------     --------         --------     --------

Balances at September 30, 1996 ...      13,866          139      32,968      10,718           --               63       43,888

    Stock issued under option
        plans ....................           4           --          11          --           --               --           11
    Stock issued under employee
        stock purchase plans .....         209            3         329          --           --               --          332
    Unrealized loss on investments          --           --          --          --           --              (63)
                                                                                                                           (63)
    Net loss .....................          --           --          --      (9,789)          --               --       (9,789)
                                      --------     --------    --------    --------     --------         --------     --------

Balances at September 30, 1997 ...      14,079     $    142    $ 33,308    $    929         $ --            $  --     $ 34,379
                                      ========     ========    ========    ========     ========         ========     ========


          See accompanying notes to consolidated financial statements.

                            MICRONICS COMPUTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                YEAR ENDED SEPTEMBER 30,
                                                           ----------------------------------
                                                             1997         1996         1995
                                                           --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..........................................    $ (9,789)    $(13,288)    $(12,836)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Write down of long-lived asset ................          --        1,673           --
        Depreciation and amortization .................       1,010        1,710        2,369
        Loss on disposal of property and equipment ....         144          152           --
        Deferred taxes ................................          --        7,690       (3,951)
        Gain on exercise of put option with Osborne
           Gateway ....................................         (44)          --           --
        Gain on sales of marketable securities
           and short-term investments, net ............          --           --          263
        Income tax benefit from employee stock plans ..          --           --          172
        Changes in operating assets and liabilities:
           Accounts receivable ........................      10,360       15,937       (1,929)
           Inventories ................................         (17)      17,838       (4,932)
           Income taxes receivable ....................          --        4,280       (3,707)
           Prepaid expenses and other assets ..........         313          193         (260)
           Accounts payable ...........................      (3,283)     (14,471)       9,870
           Other accrued liabilities ..................         878         (858)         720
                                                           --------     --------     --------
Net cash provided by (used in) operating activities ...        (428)      20,856      (14,221)
                                                           --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments ...............      (1,002)      (3,570)      (1,000)
    Maturities or sales of short-term investments .....       3,627          500       12,753
    Purchases of property and equipment, net ..........        (554)        (481)      (1,231)
    Proceeds from exercise of put option ..............         794           --           --
    Other assets ......................................          34          165       (1,124)
                                                           --------     --------     --------
    Net cash provided by (used in) investing activities       2,899       (3,386)       9,398
                                                           --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from short-term borrowings ...............          --           --       10,462
    Repayment of short-term borrowings ................          --           --       (9,976)
    Repayments of debt principal ......................          --       (2,686)        (291)
    Proceeds from issuance of common stock, net .......         343          555        1,551
    Repurchase of common stock ........................          --           --         (262)
                                                           --------     --------     --------
    Net cash provided by (used in) financing activities         343       (2,131)       1,484
                                                           --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..       2,814       15,339       (3,339)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........      19,876        4,537        7,876
                                                           --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..............      22,690     $ 19,876     $  4,537
                                                           ========     ========     ========

Cash payments for:
    Interest ..........................................  $       --     $    251     $    776
    Income taxes ......................................          --           --          527
Non-cash investing and financing activities:
    Assumption of mortgage related to sale of
            French subsidiary facility ................          --          416           --


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

      In recent quarters, the Company has experienced declining net sales and has incurred net losses as a result of competitive pressures and the effects of the loss of and slowing order rate from its major OEM and government customers. The Company's ability to reduce the trend of declining net sales, which have yielded net losses, is dependent on several factors including increased order rates for the Company's products, successful and timely development and market acceptance of the Company's next generation products, the availability of qualified sales and engineering personnel and successful competition with the Company's competitors on a price, service and performance basis. Many of these factors are not within the Company's control, and if order rates for the Company's products fail to increase, if the Company's next generation products are not successfully and timely developed and accepted by the Company's customers, or if the Company cannot successfully compete with its competitors, many of whom have substantially greater resources than the Company, the Company's net sales will continue to decline. To the extent that the Company is unable to offset such sales declines with cost reductions, recurring losses are likely. The Company cannot at this time foresee when it again will reach profitability. Management believes, however, that its available cash reserves are sufficient to meet its working capital requirements and anticipated level of operations for at least the next 12 months.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the Company's cash, cash equivalents, accounts receivable, and accounts payable approximates their carrying value due to the relatively short maturity of these items. The fair value of the Company's short-term investments is determined based on quoted market prices.

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

      WARRANTY: The Company provides for the estimated future cost of warranty repair or replacement when the related reserve is recognized. To date actual warranty cost has been within management's estimates.

      INTANGIBLE ASSETS: Intangible assets include goodwill, recorded in connection with the acquisition of Orchid Technology, and deferred financing costs related to the Company's line of credit, the latter being amortized over the life of the related line of credit agreement, which expired and was not renewed in September 1997. In the fourth quarter of fiscal 1996 and as part of the Company's annual planning process, the Company evaluated the recoverability of goodwill resulting from the acquisition of Orchid Technology. Accordingly, the Company wrote off the $1.7 million remaining goodwill balance. Prior to this determination, goodwill was being amortized over a five-year period. See Note 4 to the Consolidated Financial Statements.

      IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:
The Company evaluates the recoverability of its long-lived assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Accordingly, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      EMPLOYEE STOCK PLANS: The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During fiscal 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company must provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and 1997 and in future years as if the fair value-based method defined in SFAS No. 123 had been applied.

      REVENUE RECOGNITION: Revenue is recognized at the time of shipment. Revenue from sales to distributors is subject to agreements allowing limited rights of return and price protection. The Company provides reserves for estimated future returns, exchanges and price protection credits and commitments associated with cooperative advertising programs when the related revenue is recognized.

      NET LOSS PER COMMON SHARE: Net loss per common share has been computed based on the weighted average number of common and common equivalent shares outstanding.

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

      USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      FOREIGN CURRENCY TRANSLATION: The functional currency of the Company's foreign operations is the U.S. dollar. Foreign financial statements are translated into U.S. dollars using the exchange rates at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Foreign exchange gains and losses are not material in any of the periods presented.

      RECENT ACCOUNTING PRONOUNCEMENTS: In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. If the Company continues to incur losses, the Company expects that basic EPS will be the same as primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will be the same as fully diluted earnings per share.

      RECLASSIFICATIONS: Certain accounts in previous years have been reclassified to conform to the 1997 financial statement presentation.

NOTE 2. SHORT-TERM INVESTMENTS

      The debt securities in the following table have contractual maturities of one year or less. All securities in the table below are classified as short-term investments on the consolidated balance sheet. The fair value and unrealized gains and losses at September 30, 1997 are as follows (in thousands):

                                          AMORTIZED      UNREALIZED    UNREALIZED       FAIR
                                             COST          GAINS         LOSSES         VALUE
                                         -----------    -----------   -----------    ----------

Corporate debt securities.........       $       500    $        --   $        --    $      500
                                         -----------    -----------   -----------    ----------
                                         $       500    $        --   $        --    $      500
                                         ===========    ===========   ===========    ==========


      The fair value and unrealized losses at September 30, 1996 are as follows (in thousands):

                                          AMORTIZED      UNREALIZED    UNREALIZED       FAIR
                                             COST          GAINS         LOSSES         VALUE
                                         -----------    -----------   -----------    ----------
U.S. agency securities                   $       498    $         1   $        --    $      499
Corporate debt securities                      2,627             26            --         2,653
Equity securities.................                --             36            --            36
                                         -----------    -----------   -----------    ----------
                                         $     3,125    $        63   $        --    $    3,188
                                         ===========    ===========   ===========    ==========


NOTE 3. BALANCE SHEET COMPONENTS

                                                                  SEPTEMBER 30,
                                                          ----------------------------
                                                             1997               1996
                                                          ---------          ---------
                                                                 (IN THOUSANDS)
Inventories:
  Raw materials................................           $    4,085        $    6,497
  Work-in-process..............................                1,285             1,053
  Finished goods...............................                4,483             2,286
                                                          ----------        ----------
                                                          $    9,853        $    9,836
                                                          ==========        ==========
Property and equipment:
  Land.........................................           $      825        $      825
  Buildings....................................                2,700             2,788
  Machinery and equipment......................                2,125             2,212
  Computer equipment...........................                2,975             2,928
  Furniture and fixtures.......................                1,313               997
  Leasehold improvements.......................                   --               963
                                                          ----------        ----------
                                                               9,938            10,713
  Less accumulated depreciation and
    amortization...............................               (5,240)           (5,415)
                                                          -----------       ----------
                                                          $    4,698        $    5,298
                                                          ==========        ==========

Other accrued liabilities:
  Accrued compensation.........................           $      859        $      949
  Distributor-related reserves.................                1,528             1,276
  Accrued warranty.............................                1,919             2,149
  Other........................................                2,660             1,714
                                                          ----------        ----------
                                                          $    6,966        $    6,088
                                                          ==========        ==========

NOTE 4. ACQUISITION OF ORCHID TECHNOLOGY

      In August 1994, the Company acquired Orchid Technology ("Orchid") in exchange for approximately 1,759,000 shares of the Company's common stock and the assumption of outstanding options (valued at $7,003,000 and $391,000, respectively, as of the acquisition date), and acquisition costs of approximately $507,000. Orchid currently manufactures and markets a multimedia graphics card accelerator. The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the acquisition date. The excess of the purchase price over the fair market value of the net tangible assets acquired was approximately $2,390,000 and that amount was classified as goodwill and included in other assets in the accompanying consolidated financial statements for September 30, 1995. Based upon the risks associated with changes in the current marketplace, the Company wrote down the remaining balance at September 30, 1996. Operating results of Orchid have been consolidated with the Company's operating results beginning as of the acquisition date.

NOTE 5. LONG-TERM DEBT AND LINE OF CREDIT

      The Company had no long-term debt at September 30, 1997 and September 30, 1996.

      The Company had a $20,000,000 line of credit which expired in September 1997. Borrowings under the line of credit were limited to specified percentages of eligible accounts receivable and were collateralized by a lien on substantially all assets of the Company. Borrowings bore interest at a variable rate (10.25% at September 30, 1996) based on the prime rate of a reference bank. There was a commitment fee of 0.5% per annum on the average daily unused portion of the line of credit. Borrowing availability under the line of credit was reduced by advances and letters of credit. The line of credit agreement included covenants pertaining to tangible net worth, working capital and other financial ratios and prohibits, among other things, the payment of dividends without the lender's prior consent. The Company was in compliance with such covenants as of September 30, 1996. At September 30, 1997 and 1996, the Company had no advances and no letters of credit outstanding. The line of credit was not renewed in September 1997 at the option of the Company.

NOTE 6. STOCKHOLDERS' EQUITY

      OPTION PLANS: Under the terms of the 1989 Stock Option Plan (the "1989 Plan"), options may be granted to employees, consultants, advisors and independent contractors. Options are granted under the 1989 Plan with an exercise price not less than the fair market value of the Company's common stock at the date of grant. The options generally vest ratably over four to five years and terminate after five to six years. Options issued to nonemployees have not been material in any of the years presented.

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

      The Company adopted the disclosure requirements of SFAS No. 123 effective with the 1997 consolidated financial statements but elected to continue to measure compensation expense related to its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for the plans has been recognized in the accompanying consolidated financial statements. If compensation expense had been determined based on the estimated fair value of options and purchase rights granted in 1997 and 1996, consistent with the methodology in SFAS No. 123, the effect on the Company's 1997 and 1996 net loss and loss per share would have been increased to the pro forma amounts as follows:

                                                                  SEPTEMBER 30,
                                                          ---------------------------
                                                              1997             1996
                                                          ----------        ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss:
  As reported..................................           $   (9,789)       $ (13,288)
  Pro forma....................................              (10,317)         (13,577)
                                                          ----------        ---------

Loss per share:
  As reported..................................           $   (.70)         $    (.96)
  Pro forma....................................               (.74)              (.98)
                                                          ----------        ---------


      Pro forma net loss reflects only options and purchase rights granted in 1997 and 1996. Therefore, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in the future.

      The fair values of the options and purchase rights granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                              SEPTEMBER 30,
                                                     -----------------------------
                                                        1997               1996
                                                      --------           --------

Weighted average risk free rate................      5.38%-6.27%       5.41%-5.80%
Expected life of options (years)...............          3.5               3.5
Expected life of purchase rights (months)......           3                 3
Volatility.....................................          73%               73%
Dividend yield.................................           0                 0

Stock option activity during the periods indicated is set forth below:

                                                                YEAR ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------------------
                                                  1997                    1996                    1995
                                         ----------------------  ----------------------  ----------------------
                                                       Weighted                Weighted                Weighted
                                                        Average                 Average                 Average
                                                       Exercise                Exercise                Exercise
                                          Options        Price    Options        Price    Options        Price
                                         ---------     --------  ---------     --------  ---------     --------
Options outstanding at
  beginning of year ................     1,226,689     $   3.82  1,322,951     $   4.61  1,513,212     $   4.37
Granted ............................       979,200         2.41    796,550         2.95    604,150         4.11
Exercised ..........................        (4,312)        2.25     (2,347)        1.50   (372,078)        2.70
Forfeited ..........................    (1,014,633)        3.64   (890,465)        4.22   (422,333)        4.69
                                         ---------     --------  ---------     --------  ---------     --------

Outstanding at year end ............     1,186,944     $   2.82  1,226,689     $   3.82  1,322,951     $   4.61
                                         =========     ========  =========     ========  =========     ========

Options exercisable at year end ....       277,052     $   3.47    608,258     $   4.44    664,193     $   4.67

Weighted average fair value
  of options granted during the year                   $   1.35                $   1.59

Stock options outstanding at September 30, 1997:

                                                 OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                          --------------------------------       --------------------------
                                                Weighted          Weighted                         Weighted
                                                 Average           Average                         Average
                             Number            Remaining          Exercise          Number        Exercise
Exercise prices:          Outstanding     Contractural Life        Price         Outstanding        Price
----------------          -----------     -----------------       --------       -----------      ---------

From $2.00 to $2.81          846,173              5.48           $   2.40           97,348        $   2.33
From $3.25 to $4.75           45,000              5.06               2.96           10,938            3.05
From $5.00 to $6.09          295,771              3.69               4.01          168,767            4.15
                           ---------                                               -------

From $2.00 to $6.09        1,186,944              5.02           $   2.82          277,052        $   3.47
                           =========                                               =======

      STOCK PURCHASE PLAN: In February 1995, the Company's employee stock purchase plan was amended, increasing the number of shares available for issuance under the plan from 500,000 shares to 900,000 shares. At September 30, 1997, approximately 867,000 shares had been issued to date and approximately 33,000 shares were reserved for future issuance under the plan. The weighted-average fair values of purchase rights granted in fiscal 1997 and 1996 were $.79 and $1.10, respectively.

NOTE 7. SUPPLIER RELATIONSHIP

      The principal volume supplier of the Company's products is Orient Semiconductor Electronics Ltd. ("OSE"), a manufacturer in Taiwan. Purchases from OSE were approximately $36,161,000, $50,255,000 and $66,015,000 in 1997, 1996
and 1995, respectively. The Company believes a short-term to mid-term material adverse effect on operations would result if the Company was forced to change suppliers for its system boards.

NOTE 8. BUSINESS RISKS AND MAJOR CUSTOMERS

      The Company sells its products primarily to original equipment manufacturers, distributors and value-added resellers (VARs) that assemble complete computer systems for sale to end users, and to certain distributors and VARs that resell the Company's product to smaller VARs and dealers. Sales to OEMs and other large customers subject the Company to a concentration of credit risk in its customer base. The Company's customers are in the computer industry, which is subject to rapid technological change, product obsolescence and intense price competition. The factors affecting the computer industry in general, or any of the Company's major customers in particular, could have a materially adverse effect on the Company's results of operations. The markets in which the Company competes are intensely competitive. The Company competes with domestic system board manufacturers, including Intel Corporation, and with Taiwanese and other overseas manufacturers. All of the Company's competitors may have equal or substantially greater financial, technical, manufacturing and marketing resources than the Company.

      The following table summarizes the annual percentage contribution to net revenues by customers if sales to such customers exceed 10% of net revenues in any year presented and the amounts due from these customers as a percentage of total accounts receivable.

                                      PERCENTAGE OF NET REVENUES     PERCENTAGE OF ACCTS. RECEIVABLE
                                        YEAR ENDED SEPTEMBER 30,             AT SEPTEMBER 30,
                                       1997      1996        1995            1997       1996
                                      ------    ------      ------          ------     ------

Customer A.....................         53%       39%         22%             32%        32%
Customer B.....................          3%       16%         17%              --        14%
Customer C.....................          4%       16%          8%              --        16%
Customer D.....................          0%        0%         11%              --         --

      In June 1995, Osborne Computers (Osborne) in Australia, one of the Company's largest customers reflected as Customer D above, entered a voluntary administration, the Australian equivalent of a Chapter 11 bankruptcy filing in the United States. In August 1995, the Australian administrator approved the terms of the acquisition of the business and assets of Osborne by Gateway 2000, Inc., a U.S. personal computer manufacturer. This acquisition resulted in 80 percent ownership in the new company, Osborne Gateway 2000 Pty. Ltd., by Gateway 2000 and 20 percent ownership by the Company subject to a right to repurchase held by Gateway 2000 at a specified price (put option). The Company wrote off $11.9 million of accounts receivable from Osborne in the quarter ended June 30 1995, and recorded its ownership interest in Osborne Gateway 2000 at a minimum realizable value. From the date of the acquisition through September 30, 1995, the Company recorded sales of $344,000 to Osborne Gateway 2000 Pty. Ltd. at terms similar to those of unrelated parties. The Company exercised its right of repurchase and sold its 20 percent ownership to Gateway 2000 for $794,000 in October, 1996. The Company recognized a gain on the sale of $44,000.

\NOTE 9. INCOME TAXES

      Loss before income taxes and the provision (benefit) for income taxes consist of the following:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                          ------------------------------------------
                                                            1997             1996             1995
                                                          --------         --------         --------
                                                                       (IN THOUSANDS)
 Loss before income taxes:
  United States ..................................        $(12,294)        $ (3,522)        $(20,399)
  Foreign ........................................           2,505           (1,857)             342
                                                          --------         --------         --------
                                                          $ (9,789)        $ (5,379)        $(20,057)
                                                          ========         ========         ========
Provision (benefit) for income taxes:
  Current:
     Federal .....................................        $     --         $     --         $ (3,570)
     State .......................................              --               --               --
     Foreign .....................................              --               29              128
                                                          --------         --------         --------
      Total current ..............................              --               29           (3,442)
                                                          --------         --------         --------

  Deferred:
     Federal .....................................              --            6,220           (3,011)
     State .......................................              --            1,660             (940)
                                                          --------         --------         --------
      Total deferred .............................              --            7,880           (3,951)
                                                          --------         --------         --------

  Charge in lieu of taxes
     attributable to employee stock plans ........              --               --              172
                                                          --------         --------         --------
                                                          $     --         $  7,909         $ (7,221)
                                                          ========         ========         ========

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liability are as follows:

                                                                                                   SEPTEMBER 30,
                                                                                             -------------------------
                                                                                               1997             1996
                                                                                             --------         --------
                                                                                                  (IN THOUSANDS)
Deferred tax assets:
   Inventory and other reserves .....................................................        $  3,296         $  2,141
   Net operating loss carryforwards .................................................           8,407            5,442
   Capital loss carryforward ........................................................             427              428
   Depreciation differences on property and equipment ...............................              94              808
   Accrued vacation .................................................................              99              145
   Other ............................................................................             538              601
                                                                                             --------         --------
                                                                                               12,861            9,565
   Less valuation allowance .........................................................         (12,861)          (9,565)
                                                                                             --------         --------
Net deferred tax asset ..............................................................        $     --         $     --
                                                                                             ========         ========

      At September 30, 1996, the Company established a full valuation allowance against its deferred tax assets, resulting in an additional income tax expense of approximately $7.9 million. Prior to September 30, 1996, the Company believed that, based upon available objective evidence, it was more likely than not that its deferred tax asset would be realized. The factors considered by management in concluding that it was more likely than not that its deferred tax asset would be realized included prior income, consistent historical profits, and carryback potential to realize deferred tax assets. As of September 30, 1996, the Company believed that due to the Company's then recent history of losses, combined with changing price pressures and market conditions, the uncertainty regarding the realizability of its deferred tax assets was to the point where it was more likely than not that the deferred tax assets would not be realized. Recurring losses in fiscal 1997 continue to indicate that it is more likely than not that the deferred tax assets would not be realized. Accordingly, a full valuation allowance continues to be recorded.

      The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate at 34% to income before income taxes as follows:

                                                             YEAR ENDED SEPTEMBER 30,
                                                     ----------------------------------------
                                                        1997           1996          1995
                                                     -----------   -----------    -----------
                                                                  (IN THOUSANDS)

Computed expected tax...........................     $    (3,328)  $    (1,829)   $    (7,012)
State taxes (benefit), net of federal benefit...              --            --           (611)
Tax-exempt interest.............................              --           (73)           (73)
Deferred tax valuation allowance................           3,296         9,138            427
Goodwill write off..............................              --           586             --
Other...........................................              32            87             48
                                                     -----------   -----------    -----------
                                                     $        --   $     7,909    $    (7,221)
                                                     ===========   ===========    ===========

      At September 30, 1997, the Company had net operating loss carryforwards of approximately $20,300,000 for federal income tax purposes, which expire in the year 2011, and $15,093,000 for state income tax purposes, which expire in 1998 through 2002, subject to certain limitations. The Company had foreign net operating loss carryforwards of approximately $1,028,000.


NOTE 10. COMMITMENTS AND CONTINGENCIES

      The Internal Revenue Service examinations of the Company's tax returns for years 1993 through 1995 have resulted in a preliminary finding that the Company owes additional taxes and interest amounting to approximately $3.9 million. Although it is reasonably possible the Company may incur a loss upon conclusion of this claim, the Company believes that adequate tax payments have been made and accruals recorded for all years and that this matter will when resolved not have a significant material adverse effect on the Company's financial condition or results of operations.

      The Company is party to various legal actions which arose in the normal course of business. In the opinion of management and its legal advisors, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

      The Company has a purchase commitment with one of its suppliers for $12 million in graphics chips. The ultimate value of this commitment to the Company is dependent on the Company's ability to sell its graphics add-on card in fiscal 1998. It is reasonably possible that the Company may not fulfill its sales projections for this product and therefore this commitment may have a material adverse effect on the Company's results of operations.

NOTE 11. SEGMENT INFORMATION

      The Company operates in one segment, the design, manufacture and marketing of personal computer products. Net sales by geographic region are as follows:

                                                             YEAR ENDED SEPTEMBER 30,
                                                     ----------------------------------------
                                                        1997           1996          1995
                                                     -----------   -----------    -----------
                                                                  (IN THOUSANDS)
United States and Canada....................         $    84,107   $   140,662    $   169,917
Asia/Pacific................................               3,536        12,833         41,756
Europe......................................              11,633        17,750         22,404
                                                     -----------   -----------    -----------
                                                     $    99,276   $   171,245    $   234,077
                                                     ===========   ===========    ===========

NOTE 12. SUBSEQUENT EVENT

      On November 24,1997, the Company repurchased from a single shareholder approximately 1.2 million shares of its outstanding common stock for a cash price less than market, or approximately $2.4 million. These shares have been retired.


NOTE 13. QUARTERLY FINANCIAL INFORMATION - UNAUDITED

      The table below presents unaudited quarterly data for 1997 and 1996. Management believes this information reflects all adjustments necessary for a fair presentation of the quarterly data. The operating results for any quarter presented are not necessarily indicative of the results that may be expected for future periods.

                                            FIRST        SECOND          THIRD        FOURTH
   1997                                    QUARTER       QUARTER        QUARTER     QUARTER(2)
   ----                                  ----------    -----------   -----------    -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales........................        $   36,188    $    24,282   $    22,274    $    16,532
Gross profit (loss)..............             4,685          2,128         2,104           (461)
Income (loss) from operations....                10         (3,008)       (2,995)        (4,512)
Net income (loss)................               166         (2,664)       (2,933)        (4,358)
Net income (loss) per common and
  common equivalent share........        $      .01    $      (.19)  $      (.21)   $      (.31)

Common stock prices:(1)
    High.........................            2 7/8          3             3  7/8         3 3/16
    Low..........................            1 9/16         2  1/64       1 25/32        1 7/8

                                            FIRST        SECOND          THIRD        FOURTH
   1996                                    QUARTER       QUARTER        QUARTER      QUARTER(3)
   ----                                  ----------    -----------   -----------    -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales........................        $   60,215    $    40,652   $    29,783    $    40,595
Gross profit (loss)..............             7,517          4,029         3,697          3,933
Income (loss) from operations....             1,600         (1,246)       (2,175)        (3,570)
Net income (loss)................               929           (916)       (1,909)       (11,392)
Net income (loss) per common and
  common equivalent share........        $      .07    $      (.07)  $      (.14)   $      (.82)

Common stock prices:(1)
    High.........................             4 7/8          4 1/4         3 3/8           3
    Low..........................             3 1/4          2 1/2         2 1/2           1 7/8

(1) The Company's common stock is traded on the Nasdaq National Market under the symbol MCRN. The prices shown above are the high and low closing sale prices during each quarter for the Company's common stock as reported by Nasdaq.

(2) Includes provision of approximately $2.0 million in additional inventory reserves to recognize the anticipated loss associated with the disposal of excess/obsolete inventory.

(3) Included in the net loss for the quarter ended September 30, 1996 are the write down of $1.7 million related to remaining goodwill from the acquisition of Orchid Technology and an increase in valuation allowance for deferred tax asset of $7.9 million with respect to the uncertainty of realizing future tax benefits (see Notes 4 and 10).

SCHEDULE II

                            MICRONICS COMPUTERS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                        YEAR ENDED SEPTEMBER 30,
                                                 ---------------------------------------
                                                    1997          1996           1995(1)
                                                 ----------    -----------   -----------
Allowance for doubtful accounts:

Balance at beginning of year                     $      313    $       667   $       657

Charged to bad debt expense                             666            201           290

Writeoffs charged to allowance                         (224)          (555)         (280)
                                                 ----------    -----------   -----------
                                                 $      755    $       313   $       667
                                                 ==========    ===========   ===========

(1) In addition, the Company recorded a charge of $11.9 million directly to operating expenses reflecting the write off of receivables from Osborne Computers (see Note 8 of Notes to Consolidated Financial Statements).

                                 EXHIBIT INDEX


   Exhibit No.
   -----------

        2.01    Agreement and Plan of Merger between Micronics Computers, Inc.
                (a California corporation) and Micronics Computers, Inc. (a
                Delaware corporation)                                                     (F)

        2.02    Agreement and Plan of Reorganization among Micronics Computers,
                Inc., (a Delaware corporation), MCI Orchid, (a California
                corporation) and Orchid Technology (a California corporation)
                dated as of June 12, 1994, as amended June 21, 1994                       (E)

        2.03    Amendment to Agreement and Plan of Reorganization dated as of
                August 1, 1994                                                            (E)

        2.04    Letter Agreement dated August 8, 1994 among Micronics Computers,
                Inc., MCI Orchid and Orchid Technology                                    (E)

        2.05    Agreement of Merger of MCI Orchid with and into Orchid
                Technology dated August 19, 1994 together with Certificates of
                Approval of Agreement of Merger by MCI Orchid and Orchid
                Technology                                                                (E)

        3.01    Certificate of Incorporation                                              (F)

        3.02    Bylaws                                                                    (F)

        4.01    Escrow Agreement dated as of August 19, 1994 among Micronics
                Computers, Inc., Orchid Technology, Le Nhon Bui, as
                representative of the Holders of Orchid and University Bank &
                Trust Company, as escrow agent                                            (E)

        4.02    Registration Rights Agreement dated as of August 19, 1994 among
                Micronics Computers, Inc., Le Nhon Bui and Wearnes Technology
                (Private) Limited.                                                        (E)

        10.01*  1989 Stock Option Plan, as amended to date                                (J)

        10.02*  Form of Non-Qualified Stock Option Agreement for options granted
                prior to January 1, 1990                                                  (H)

        10.03*  Employee Stock Purchase Plan as amended to date                           (B)

        10.04*  Form of Indemnification Agreement entered into by the Registrant
                with each of its current directors and executive officers                 (G)

        10.05*  1992 Directors Stock Option Plan and related documents                    (I)

        10.06** Shareholder Agreement between Micronics Computers, Inc., (a
                Delaware corporation), and Gateway 200, Inc., (a Delaware
                corporation) dated as of July 27, 1995, as amended by letter
                agreement dated August 2, 1995                                            (D)

        10.07** Letter agreement dated August 2, 1995 between Micronics
                Computers, Inc., and Gateway 2000, Inc. as amended by letter
                agreement Dated September 27, 1995                                        (D)

        10.08** Letter of Intent, dated February 25, 1997 between the Company
                and Micron Electronics                                                    (C)

        10.09*  Employment Agreement dated March 14, 1997 between the Company
                and Shanker Munshani                                                      (C)

        10.10*  Consulting Agreement dated September 8, 1997 between the Company
                and Shanker Munshani                                                      (A)

        11.01   Computation of Net Loss Per Share                                         (A)

        23.01   Consent of KPMG Peat Marwick LLP                                          (A)

        27.01   Financial Data Schedule                                                   (A)

(A)     Filed herewith.

(B) Filed as an Exhibit to Form S-8 Registration Statement (File No. 33-89588) and incorporated herein by reference.

(C) Filed as an Exhibit to Form 10-Q Quarterly Report for the quarter ended March 31, 1997 and incorporated herein by reference.

(D) Filed as an Exhibit to Form 10-Q Quarterly Report for the quarter ended December 31, 1995 and incorporated herein by reference.

(E) Filed as an Exhibit to Form 8-K as filed with the Securities and Exchange Commission on August 29, 1994.

(F) Filed as an Exhibit to Form 8-K as filed with the Securities and Exchange Commission on August 12, 1993.

(G) Filed as an Exhibit to Form 10-K Annual Report for the year ended September 30, 1993 and incorporated herein by reference.

(H) Filed as an Exhibit to Form S-1 Registration Statement (File No. 33-40388) and incorporated herein by reference.

(I) Filed as an Exhibit to Form S-8 Registration Statement (File No. 33-47885, as amended) and incorporated herein by reference.

(J) Filed as an Exhibit to Form S-8 Registration Statement (File No. 33-67468) and incorporated herein by reference.

* Indicates an agreement between the registrant and a member of the registrant's management or an employee benefit plan.

** Confidential treatment has been granted with respect to portions of this document.

        (b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended September 30, 1997.