Form 10-Q
period 1997-12-31
MICRONICS COMPUTERS INC /CA
filed 1998-02-13
CIK 874737

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________to__________

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

At January 31, 1998 there were 12,902,565 shares of the registrant's common stock outstanding.

                            MICRONICS COMPUTERS, INC.
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 1997


                                      INDEX


PART I: FINANCIAL INFORMATION                                                                                          PAGE

        Item 1: Financial Statements

                        Condensed Consolidated Balance Sheets at
                        December 31, 1997 and September 30, 1997...............................................           3

                        Condensed Consolidated Statements of Results of Operations
                        for the three months ended December 31, 1997
                        and December 31, 1996..................................................................           4

                        Condensed Consolidated Statements of Cash Flows for
                        the three months ended December 31, 1997
                        and December 31, 1996..................................................................           5

                        Notes to Condensed Consolidated Financial
                        Statements.............................................................................           6

        Item 2: Management's Discussion and Analysis of Financial Condition
                        and Results of Operations..............................................................           8

        Item 3: Quantitative and Qualitative Disclosures
                        About Market Risk......................................................................           9

PART II:        OTHER INFORMATION

        Item 5: Other Information..............................................................................          10

        Item 6: Exhibits and Reports on Form 8-K...............................................................          10


SIGNATURES      ...............................................................................................          10



                         PART I - FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS


                            MICRONICS COMPUTERS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                         DECEMBER 31,  SEPTEMBER 30,
                                            1997          1997
                                           -------       -------
                                         (UNAUDITED)
                   ASSETS

Current assets:
    Cash and cash equivalents ......       $18,686       $22,690
    Short-term investments .........           999           500
    Accounts receivable, net .......        13,032        10,325
    Inventories ....................         6,392         9,853
    Prepaid expenses and
      other assets..................           988         1,544
                                           -------       -------
       Total current assets ........        40,097        44,912

Property and equipment, net ........         4,494         4,698
Other assets .......................            --            39
                                           -------       -------
                                           $44,591       $49,649
                                           =======       =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...............       $ 6,088       $ 8,304
    Other accrued liabilities ......         7,199         6,966
                                           -------       -------
       Total current liabilities ...        13,287        15,270

Stockholders' equity:
    Common stock ...................           130           142
    Additional paid-in capital .....        30,964        33,308
    Retained earnings ..............           210           929
                                           -------       -------
       Total stockholders' equity ..        31,304        34,379
                                           -------       -------
                                           $44,591       $49,649
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

                            MICRONICS COMPUTERS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                              THREE MONTHS ENDED
                                                 DECEMBER 31,
                                           ------------------------
                                             1997            1996
                                           --------        --------
Net sales ..........................       $ 19,459        $ 36,188
Cost of sales ......................         16,905          31,503
                                           --------        --------
Gross profit .......................          2,554           4,685

Operating expenses:
    Research and development .......            994           1,310
    Selling and marketing ..........          1,465           2,142
    General and administrative .....          1,045           1,223
                                           --------        --------
       Total operating expenses ....          3,504           4,675
                                           --------        --------

Income (loss) from operations ......           (950)             10

Interest income ....................            252             305
Other expense, net .................            (21)           (149)
                                           --------        --------
       Total other income ..........            231             156
                                           --------        --------

Net income (loss) ..................       $   (719)       $    166
                                           ========        ========

Basic and diluted earnings per share       $  (0.05)       $   0.01
                                           ========        ========

Number of shares used in computation
  of basic..........................         13,499          13,923
                                           ========        ========

Number of shares used in computation
  of diluted........................         13,499          13,926
                                           ========        ========


                See accompanying notes to condensed consolidated
                             financial statements.

                            MICRONICS COMPUTERS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                               1997            1996
                                                                             --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ................................................       $   (719)       $    166
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization .................................            206             293
       Loss on disposal of property and equipment ....................              8              75
       Gain on exercise of Osborne put option ........................             --             (44)
       Changes in operating assets and liabilities:
          Accounts receivable ........................................         (2,707)         (2,781)
          Inventories ................................................          3,461          (2,498)
          Prepaid expenses and other assets...........................            556            (559)
          Accounts payable ...........................................         (2,216)          2,976
          Other accrued liabilities ..................................            233             862
                                                                             --------        --------

    Net cash used in operating activities ............................         (1,178)         (1,510)
                                                                             --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments ..............................           (499)         (4,067)
    Maturities or sales of short-term investments ....................             --              26
    Exercise of Osborne put option ...................................             --             794
    Purchases of property and equipment, net .........................            (10)           (137)
    Other assets .....................................................             39              13
                                                                             --------        --------

    Net cash used for investing activities ...........................           (470)         (3,371)
                                                                             --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of common stock .......................................         (2,418)             --
    Proceeds from issuance of common stock, net ......................             62             174
                                                                             --------        --------

    Net cash provided by (used for) financing activities .............         (2,356)            174
                                                                             --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................         (4,004)         (4,707)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................         22,690          19,876
                                                                             --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................       $ 18,686        $ 15,169
                                                                             ========        ========


                       See accompanying notes to condensed
                       consolidated financial statements.

                            MICRONICS COMPUTERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE   1.  BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

       In recent quarters, the Company has experienced declining net sales and lower gross margins as a result of competitive pressures and the effects of the loss of and slowing order rates from its major OEM and government customers. The Company's ability to reverse the trend of declining net sales, which have yielded net losses, is dependent on several factors including increased order rates for the Company's products, successful and timely development and market acceptance of the Company's next generation products, the availability of qualified sales and engineering personnel and successful competition with the Company's competitors on a price, service and performance basis. Many of these factors are not within the Company's control and if order rates for the Company's products fail to increase, if the Company's next generation products are not accepted by the Company's customers, or if the Company cannot successfully compete with its competitors, many of whom have substantially greater resources than the Company, the Company's net sales will continue to decline. To the extent that the Company is unable to offset such sales declines with cost reductions, recurring losses are likely. The Company cannot at this time foresee when it again will reach profitability, if at all. Management believes, however, that its available cash reserves are sufficient to meet its working capital requirements and anticipated level of operations for at least the next 12 months.

NOTE   2.  EARNINGS PER COMMON SHARE

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The following summarizes the computation of basic EPS and diluted EPS (in thousands except for per share amounts):

                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ------------------------
                                                           1997            1996
                                                         --------        --------
Net income (loss) available to common stockholders
used in basic EPS and diluted EPS ................       $   (719)       $    166
                                                         ========        ========



Weighted average number of common shares
used in computing basic EPS ......................         13,499          13,923

Effect of dilutive securities:
    Options ......................................             --               3
                                                         --------        --------

Weighted number of common shares and dilutive
potential common stock used in diluted EPS .......         13,499          13,926
                                                         ========        ========


Options on 1,167,630 and 1,016,444 shares of common stock for the periods ended December 31, 1997 and December 31, 1996, respectively, were not included in computing diluted EPS because their effects were antidilutive.

NOTE   3.  SHORT-TERM INVESTMENTS

       Short-term investments consist of corporate bonds and U.S. agency securities with original maturities beyond three months and less than twelve months.

NOTE   4.  INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:


                                      DECEMBER 31,  SEPTEMBER 30,
                                          1997         1997
                                         ------       ------
                                      (UNAUDITED)
       Raw materials ............        $2,241       $4,085
       Work-in-process ..........           571        1,285
       Finished goods  ..........         3,580        4,483
                                         ------       ------
                                         $6,392       $9,853
                                         ======       ======


NOTE   5.  COMMITMENTS AND CONTINGENCIES

       The Internal Revenue Service examinations of the Company's tax returns for years 1993 through 1995 have resulted in a preliminary finding that the Company owes additional taxes and interest amounting to approximately $3.9 million. Although it is reasonably possible the Company may incur a loss upon conclusion of this claim, the Company believes that adequate tax payments have been made and accruals recorded for all years and that this matter will, when resolved, not have a significant material adverse effect on the Company's financial condition or results of operations.

       The Company is party to various legal actions which arose in the normal course of business. In the opinion of management and its legal advisors, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

       The Company has a purchase commitment with one of its suppliers for approximately $12 million in graphics chips. The ultimate value of this commitment to the Company is dependent on the Company's ability to sell its graphics add-on card in fiscal 1998. It is reasonably possible that the Company may not fulfill its sales projections for this product and therefore this commitment may have a material adverse effect on the Company's results of operations.


NOTE   6. REPURCHASE OF COMMON STOCK

       On November 24,1997, the Company repurchased from a single shareholder approximately 1.2 million shares of its outstanding common stock for a cash price less than market, or approximately $2.4 million. These shares have been retired.


NOTE   7.  RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

       Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the way public business enterprises are to report information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for the periods beginning after December 31, 1997. The Company does not believe it has any separately reportable segments.


ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

       The Company's Common Stock price may be subject to significant volatility. For any given quarter, a shortfall in the Company's announced revenue or earnings from the levels expected by those who trade in the Company's stock could have an immediate and adverse effect on the trading price of the Company's Common Stock. The Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. In general, the Company participates in a very dynamic high technology industry which can result in significant fluctuations in the Company's Common Stock price at any time.

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

       The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the volume and timing of orders received, potential cancellation or rescheduling of orders, competitive pressures, availability and cost of component parts and materials from the Company's suppliers, adequate forecasting of the mixed product demand due to production lead times, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, research and development expenses associated with new product introductions, the timing and level of development costs, market cyclical nature of the semiconductor industry and economic conditions generally or in various geographic areas and the Company's ability to develop new product features.

       In recent quarters, the Company has experienced declining net sales and has incurred lower gross margins as a result of competitive pressures and the effects of the loss of and slowing order rate from its major OEM and government customers. The Company's ability to reduce the trend of declining net sales, which have yielded net losses, is dependent on several factors including increased order rates for the Company's products, successful and timely development and market acceptance of the Company's next generation products, the availability of qualified sales and engineering personnel and successful competition with the Company's competitors on a price, service and performance basis. Many of these factors are not within the Company's control, and if order rates for the Company's products fail to increase, if the Company's next generation products are not successfully and timely developed and accepted by the Company's customers, or if the Company cannot successfully compete with its competitors, many of whom have substantially greater resources than the Company, the Company's net sales will continue to decline. To the extent that the Company is unable to offset such sales declines with cost reductions, recurring losses are likely. The Company cannot at this time foresee when it will again reach profitability, if at all.

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

       The Company has had several personnel changes in other areas of the organization. The Company tries to find the best talent available; however, new employees have a ramp-up time to understand and learn the Company's products, build customer relationships, and manage administrative activities. These changes could have a negative impact on the Company's future sales and profitability.

COMPARISON OF RESULTS

       NET SALES Net sales were $19.5 million for the three months ended December 31, 1997, a decrease of 46% from $36.2 million for the similar period ended December 31, 1996. The reduction in revenue from the prior year period is primarily the result of a decline in unit sales of motherboards in the OEM channel to Micron Electronics, Inc., partially offset by sales of motherboards to a new OEM customer, maturation of the Company's products in the motherboard business and declining average selling price (ASP). The Company does not presently expect sales to Micron to return to historical levels. The revenue decline is partially offset by an increase in unit sales for the Company's Righteous (TM) 3D add-in card.

       The Company anticipates that the aggregate dollar value of motherboard sales may decline during the quarter ending March 31, 1998 (the second quarter of fiscal 1998) over sales reported for the first quarter and that sales of the Company's multimedia graphics accelerator add-in card may increase slightly during the same period.

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

       COST OF SALES/GROSS PROFIT The Company's gross profit as a percentage of net sales was 13.1% and 12.9% for the first quarter of fiscal 1998 and the first quarter of fiscal 1997, respectively. The increase in the first quarter of fiscal 1998 gross profit margin is primarily related to higher overall margins for the Company's Righteous(TM) 3D add-in card.

       OPERATING EXPENSES Operating expenses for the first quarter ended December 31, 1997 decreased 25% or $1.2 million to $3.5 million from $4.7 million for the comparable quarter in the prior fiscal year. Research and development decreased $.3 million, selling and marketing expenses decreased $.7 million, and general and administrative expenses decreased $.2 million for the three months ended December 31, 1997. The reduction is due primarily to lower salary and benefit expenses associated with the reduction in employee headcount and lower overhead costs due to the continued consolidation of functional groups within the Company and its subsidiaries.

       INTEREST AND OTHER INCOME AND EXPENSE Interest income of $252,000 for the first quarter of the fiscal year decreased 17% compared to $305,000 for the comparable prior year period. Last year's invested balances were slightly higher and included income of $44,000 from the exercise of the Osborne put option.

       PROVISION FOR INCOME TAXES The Company recorded no income tax expense in the first quarters ended December 31, 1997 and December 31, 1996. The Internal Revenue Service examinations of the Company's tax returns for years 1993 through 1995 have resulted in a preliminary finding that the Company owes additional taxes and interest amounting to approximately $3.9 million. Although it is reasonably possible the Company may incur a loss upon conclusion of this claim, the Company believes that adequate tax payments have been made and accruals recorded for all years and that this matter will when resolved not have a significant material adverse effect on the Company's financial condition or results of operations.


LIQUIDITY AND CAPITAL RESOURCES:

       Working capital at December 31, 1997 was $26.8 million, down $2.8 million from $29.6 million at September 30, 1997. The decrease in working capital was primarily due to the first quarter loss and the use of approximately $2.4 million to repurchase Micronics common stock from a single shareholder.

       At December 31, 1997, the Company's principal sources of liquidity included $19.7 million of cash and cash equivalents and short-term interest-bearing financial instruments.

       Management believes existing cash and cash equivalents and short-term investments will provide sufficient funds to meet the Company's operating and capital requirements over the next twelve months.


ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable

                           PART II - OTHER INFORMATION


ITEM 5:             OTHER INFORMATION

       Effective February 6, 1998, the Company changed its principal officers. Charles J. Hart was appointed Chief Executive Officer, President and a director of the Company. Mr. Hart replaces interim President Fred Dietrich and interim Chief Executive Office Bill Shelander. Mr. Shelander continues as Chairman of the Board of the Company.

ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits.

              11.01   Computation of Net Income (Loss) Per Share

              27.01   Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Micronics Computers, Inc.
                                                -------------------------------
                                                Registrant



Date:            February 13, 1998              /s/Bill R. Finley
     ----------------------------------         -------------------------------
                                                Bill R. Finley
                                                Duly Authorized Officer
                                                Vice President, Finance and
                                                Chief Financial Officer

                                EXHIBIT INDEX
                                -------------



Exhibit                 Description
-------                 -----------


11.01                   Computation of Net Income (Loss) Per Share

27.01                   Financial Data Schedule