Form 10-Q
period 1998-03-31
MICRONICS COMPUTERS INC /CA
filed 1998-05-08
CIK 874737

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from__________ to__________

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

At April 30, 1998 there were 12,902,565 shares of the registrant's common stock outstanding.

The Exhibit Index is on page 13.

                            MICRONICS COMPUTERS, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


                                      INDEX


PART I: FINANCIAL INFORMATION                                                                           PAGE

           Item 1: Financial Statements

                                Condensed Consolidated Balance Sheets at
                                March 31, 1998 and September 30, 1997..............................          3

                                Condensed Consolidated Statements of Results of
                                Operations for the three months and six months
                                ended March 31, 1998
                                and March 31, 1997.................................................          4

                                Condensed Consolidated Statements of Cash Flows for
                                the six months ended March 31, 1998
                                and March 31, 1997.................................................          5

                                Notes to Condensed Consolidated Financial
                                Statements.........................................................          6

           Item 2: Management's Discussion and Analysis of Financial Condition
                                and Results of Operations..........................................          8

           Item 3: Quantitative and Qualitative Disclosures
                                About Market Risk..................................................         10

PART II: OTHER INFORMATION

           Item 4: Submission of Matters to a Vote of Security Holders.............................         11

           Item 5: Other Information...............................................................         11

           Item 6: Exhibits and Reports on Form 8-K................................................         11


SIGNATURES.........................................................................................         12


EXHIBITS...........................................................................................         13

                         PART I - FINANCIAL INFORMATION


ITEM 1:                    FINANCIAL STATEMENTS


                            MICRONICS COMPUTERS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                              MARCH 31,   SEPTEMBER 30,
                                                                1998         1997
                                                              --------     --------
                                                             (UNAUDITED)
                                     ASSETS

Current assets:
     Cash and cash equivalents ...........................    $ 19,945     $ 22,690
     Short-term investments ..............................         500          500
     Accounts receivable, net ............................       6,893       10,325
     Inventories .........................................       6,448        9,853
     Prepaid expenses and other assets ...................       1,275        1,544
                                                              --------     --------
         Total current assets ............................      35,061       44,912

Property and equipment, net ..............................       4,359        4,698
Other assets .............................................          --           39
                                                              --------     --------
                                                              $ 39,420     $ 49,649
                                                              ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ....................................    $  5,141     $  8,304
     Other accrued liabilities ...........................       5,675        6,966
                                                              --------     --------
         Total current liabilities .......................      10,816       15,270

Stockholders' equity:
     Common stock ........................................         130          142
     Additional paid-in capital ..........................      30,964       33,308
     Retained earnings (deficit)..........................      (2,490)         929
                                                              --------     --------
         Total stockholders' equity ......................      28,604       34,379
                                                              --------     --------
                                                              $ 39,420     $ 49,649
                                                              ========     ========


     See accompanying notes to condensed consolidated financial statements.

                            MICRONICS COMPUTERS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      MARCH 31,                     MARCH 31,
                                             -----------------------       -----------------------
                                               1998           1997           1998           1997
                                             --------       --------       --------       --------
Net sales .............................      $ 10,873       $ 24,282       $ 30,332       $ 60,470
Cost of sales .........................        10,392         22,154         27,297         53,657
                                             --------       --------       --------       --------
Gross profit ..........................           481          2,128          3,035          6,813

Operating expenses:
     Research and development .........         1,147          1,409          2,141          2,719
     Selling and marketing ............         1,186          2,613          2,651          4,755
     General and administrative .......         1,233          1,114          2,278          2,337
                                             --------       --------       --------       --------
         Total operating expenses .....         3,566          5,136          7,070          9,811
                                             --------       --------       --------       --------

Loss from operations ..................        (3,085)        (3,008)        (4,035)        (2,998)

Interest income .......................           242            292            494            597
Other income (expense), net ...........           143             52            122            (97)
                                             --------       --------       --------       --------
         Total other income ...........           385            344            616            500
                                             --------       --------       --------       --------

Net loss ..............................      $ (2,700)      $ (2,664)      $ (3,419)      $ (2,498)
                                             ========       ========       ========       ========

Basic and diluted earnings per share ..      $  (0.21)      $  (0.19)      $  (0.26)      $  (0.18)
                                             ========       ========       ========       ========

Number of shares used in computation of
  basic and diluted EPS ...............        12,903         13,979         13,243         13,947
                                             ========       ========       ========       ========



     See accompanying notes to condensed consolidated financial statements.

                            MICRONICS COMPUTERS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                 SIX MONTHS ENDED
                                                                      MARCH 31,
                                                               -----------------------
                                                                 1998           1997
                                                               --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...........................................      $ (3,419)      $ (2,498)
     Adjustments to reconcile net loss to net cash
        provided by (used for) operating activities:
         Depreciation and amortization ..................           406            566
         Loss on disposal of property and equipment .....             8             75
         Gain on exercise of Osborne put option .........            --            (44)
         Changes in operating assets and liabilities:
              Accounts receivable .......................         3,432          4,843
              Inventories ...............................         3,405          2,001
              Prepaid expenses and other assets .........           269           (111)
              Accounts payable ..........................        (3,163)        (4,142)
              Other accrued liabilities .................        (1,291)         1,703
                                                               --------       --------

     Net cash provided by (used for) operating activities          (353)         2,393
                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments ................          (499)        (4,569)
     Maturities or sales of short-term investments ......           499          5,199
     Exercise of Osborne put option .....................            --            794
     Purchases of property and equipment, net ...........           (75)          (501)
     Other assets .......................................            39             34
                                                               --------       --------

     Net cash provided by (used for) investing activities           (36)           957
                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock .........................        (2,418)            --
     Proceeds from issuance of common stock, net ........            62            174
                                                               --------       --------

     Net cash provided by (used for) financing activities        (2,356)           174
                                                               --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....        (2,745)         3,524

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........        22,690         19,876
                                                               --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............      $ 19,945       $ 23,400
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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The following summarizes the computation of basic and diluted EPS (in thousands except for per share amounts):


                                                      SIX MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                     1998           1997
                                                   --------       --------
Net loss used in basic and diluted EPS ......      $ (3,419)      $ (2,498)
                                                   ========       ========

Weighted average number of common shares
used in computing basic EPS .................        13,243         13,947

Effect of dilutive securities:
     Options ................................            --             --
                                                   --------       --------

Weighted number of common shares and dilutive
potential common stock used in diluted EPS ..        13,243         13,947
                                                   ========       ========

Options to acquire 1,233,465 and 1,258,250 shares of common stock with weighted average exercise prices of $2.60 and $2.88 for the periods ended March 31, 1998 and March 31, 1997, respectively, were not included in computing diluted EPS because their effects were antidilutive.

NOTE     3.  SHORT-TERM INVESTMENTS

         Short-term investments consist of corporate bonds and U.S. agency securities with original maturities beyond three months and less than twelve months.

NOTE     4.  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

                                                MARCH 31,       SEPTEMBER 30,
                                                  1998              1997
                                                 ------            ------
                                               (UNAUDITED)
       Raw materials ................            $1,810            $4,085
       Work-in-process ..............               713             1,285
       Finished goods ...............             3,925             4,483
                                                 ------            ------
                                                 $6,448            $9,853
                                                 ======            ======

         During the quarter, the Company sold and disposed of obsolete inventory of approximately $2 million.

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

         The Company is a party to various legal actions which arose in the normal course of business. In the opinion of management and its legal advisors, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

         The Company has purchase commitments with at least two of its suppliers for approximately $17 million in graphics and memory chips. The ultimate value of these commitments to the Company is dependent on the Company's ability to sell its graphics add-on card in fiscal 1998. It is reasonably possible that the Company may not fulfill its sales projections for this product and therefore these commitments may have a material adverse effect on the Company's results of operations.

NOTE     6.  REPURCHASE OF COMMON STOCK

         On November 24, 1997, the Company repurchased from a single shareholder approximately 1.2 million shares of its outstanding common stock for a cash price less than the then market price, or approximately $2.4 million. These shares have been retired.

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

COMPARISON OF RESULTS

         NET SALES Net sales were $10.9 million for the three months ended March 31, 1998, a decrease of 55% from $24.3 million for the similar period ended March 31, 1997. Net sales for the six months ended March 31, 1998 were $30.3 million, down 50% from $60.5 million through last year's second quarter. The reduction in revenue from the prior year's three-month and six-month periods is primarily the result of a decline in unit sales of motherboards in the OEM channel to Micron Electronics, Inc., maturation of the Company's products in the motherboard business and declining average selling price (ASP). The Company does not presently expect sales to Micron to return to historical levels. The revenue decline is partially offset by an increase in unit sales for the Righteous 3D(R) add-in card marketed by the Company through its wholly-owned subsidiary, Orchid Technology and by sales of motherboards to a new OEM customer.

         The Company anticipates that the aggregate dollar value of motherboard sales may further decline during the quarter ending June 30, 1998 (the third quarter of fiscal 1998) over sales reported for the second quarter and that sales of the Company's multimedia graphics accelerator add-in cards may increase during the same period.

         The Company attempts to minimize sales price erosion by continually shifting its product mix to newer products based upon more powerful microprocessors, higher clock speeds, faster bus architectures and other advanced features for which the Company can often realize higher prices. However, several of the Company's current products are end-of-life products. Future revenue will depend on the level of sales to existing major customers, the ability to sign on new customers, the mix of products developed and sold by the Company, the ability of the Company to obtain key components on a timely basis and the Company's ability to maintain unit prices despite competitive pressures.

         The Company's customers are in the computer industry, which is subject to rapid technological change, product obsolescence and intense price competition. The factors affecting the computer industry in general, and the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.


         COST OF SALES/GROSS PROFIT The Company's gross profit as a percentage of net sales was 4.4% and 8.8% for the three months ended March 31, 1998 and March 31, 1997,respectively. The gross profit margin percentage for the six months ended March 31, 1998 was 10.0% compared to 11.3% for the same period in the prior year. The lower margin in the second quarter of fiscal 1998 is primarily related to the writedown of inventory to the lower of cost or market and reserves for end-of-life products.

         OPERATING EXPENSES Operating expenses for the second quarter ended March 31, 1998 decreased 30% or $1.5 million to $3.6 million from $5.1 million for the comparable quarter in the prior fiscal year. For the first six months of fiscal 1998, operating expenses of $7.1 million were $2.7 million lower than $9.8 million for the same period of the prior year. Research and development expenses decreased $.2 million, selling and marketing expenses decreased $1.4 million while general and administrative expenses increased $.1 million for the three months ended March 31, 1998 compared to the second quarter of the prior year. For the six-month period, research and development expenses decreased $.6 million, selling and marketing expenses decreased $2.1 million and general and administrative expenses remained unchanged. The reduction in operating expenses for the three- and six-month periods is due primarily to lower salary and benefit expenses associated with the reduction in employee headcount and lower overhead costs due to the continued consolidation of functional groups within the Company and its subsidiaries. The significant decrease in selling and marketing expenses in the second quarter of the current fiscal year compared to the same period of the prior year is due primarily to expenses incurred in the prior year related to expanding sales and marketing efforts in the distribution and international sales channels.

            INTEREST AND OTHER INCOME AND EXPENSE Interest income of $242,000 for the second quarter ended March 31, 1998 declined 17% compared to $292,000 for the comparable prior year period and decreased 17% to $494,000 for the six months ended March 31, 1998 compared to $597,000 for the same period in the prior year. Last year's invested balances were slightly higher for both the three-month and six-month periods and included income of $44,000 from the exercise of the Osborne put option.

         PROVISION FOR INCOME TAXES The Company recorded no income tax expense in the second quarters and six-month periods ended March 31, 1998 and March 31, 1997. The Internal Revenue Service examinations of the Company's tax returns for years 1993 through 1995 have resulted in a preliminary finding that the Company owes additional taxes and interest amounting to approximately $3.9 million. Although it is reasonably possible the Company may incur a loss upon conclusion of this claim, the Company believes that adequate tax payments have been made and accruals recorded for all years and that this matter will when resolved not have a significant material adverse effect on the Company's financial condition or results of operations.


LIQUIDITY AND CAPITAL RESOURCES:

         Working capital at March 31, 1998 was $24.2 million, down $5.4 million from $29.6 million at September 30, 1997. The decrease in working capital was primarily due to losses in the first two quarters of the fiscal year and the use of approximately $2.4 million to repurchase Micronics common stock from a single shareholder.

         At March 31, 1998, the Company's principal sources of liquidity included $20.4 million of cash and cash equivalents and short-term interest-bearing financial instruments.

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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

                           PART II - OTHER INFORMATION


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on April 20, 1998 at the Company's headquarters in Fremont, California. Of the 12,902,565 shares outstanding as of the record date, 11,266,673 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1) To elect the following to serve as a Director of the Company:


                                           Votes in Favor     Votes Withheld
                                           --------------     --------------
       William E. Shelander                   8,516,793         2,749,880
       Charles J. Hart                        8,517,343         2,749,330
       Diane Simon                            8,513,443         2,753,230
       Jim Timmins                            8,510,343         2,718,330


(2) To approve the adoption of the 1998 Equity Incentive Plan:

                                                                         Votes
                                                                       ---------
Votes for:                                                             1,845,332
Votes against:                                                         3,687,241
Votes abstaining                                                          76,127
Broker non-votes                                                       5,657,973


(3) To ratify the selection of KPMG Peat Marwick LLP as the Company's principal independent auditors:

                                                                         Votes
                                                                       ---------
Votes for:                                                             9,925,447
Votes against:                                                           890,526
Votes abstaining:                                                        450,700
Broker non-votes                                                               0


ITEM 5:  OTHER INFORMATION

         Effective February 6, 1998, the Company changed its principal officers. Charles J. Hart was appointed Chief Executive Officer, President and a director of the Company. Mr. Hart replaces interim President Fred Dietrich and interim Chief Executive Officer Bill Shelander. Mr. Shelander continues as Chairman of the Board of the Company.

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.01       Employment Agreement with Charles J. Hart

                  27.01       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Micronics Computers, Inc.
                                           -----------------------------------
                                           Registrant



Date:  May 8, 1998                         /s/Bill R. Finley
     -----------------------               -----------------------------------
                                           Bill R. Finley
                                           Duly Authorized Officer,
                                           Vice President, Finance and
                                           Chief Financial Officer

                                 Exhibit Index

Exhibit
Number          Description
------          -----------


 10.01          Employment Agreement with Charles J. Hart

 27.01          Financial Data Schedule